Form 10QSB
period 1996-03-31
CYPRESS FINANCIAL SERVICES INC
filed 1996-05-14
CIK 811510

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  March 31, 1996
                                             ----------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _____________ to ______________

          Commission File Number          0-17192
                                 -------------------------

                        CYPRESS FINANCIAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                 Nevada                                95-3137322

     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

5400 Orange Avenue, Suite 200, Cypress, CA                90630
  (Address of Principal Executive Office)               (Zip Code)

       Registrant's telephone number including area code (714) 995-0627

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            (1)Yes    X     No
                                   -------      -------
                            (2)Yes    X     No
                                   -------      -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity as of the lastest practicable date.

     Common Stock                             4,500,271  as of May 1, 1996
                                              ----------       -----------

                       CYPRESS FINANCIAL SERVICES, INC.
                                 FORM 10-QSB



                                     INDEX

PART I.                        FINANCIAL INFORMATION                  Page
                                                                     ------

Item 1.     Condensed Consolidated Balance Sheets as of
            March 31, 1996.......................................... 1

            Condensed Consolidated Statements of Operations
            for the three and six-month periods ended
            March 31, 1996 and 1995................................. 2 to 3

            Condensed Consolidated Statements of Cash Flows
            for the three months ended March 31, 1996
            and 1995................................................ 4

            Notes to Condensed Consolidated
            Financial Statements.................................... 5 to 8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations........... 9 to 11

PART II.    OTHER INFORMATION

Item 1.     Other Information....................................... 12

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                March 31, 1996


                         ASSETS
Cash                                             $   425,961
Restricted cash                                      416,802
Notes receivable from shareholders                    66,833
Accounts receivable, net                             363,631
Portfolio receivables                                369,828
Property, net                                      4,363,566
Reimbursable collection costs                        673,566
Goodwill                                           2,028,182
Other                                                 26,504
                                                 -----------

                                                 $ 8,734,926
                                                 ===========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                 $    58,046
Trust payables                                       416,802
Accrued liabilities                                  193,505
Notes payable to shareholders                        750,000
Line of credit                                       798,414
Long-term debt                                     2,650,942
Deferred income taxes                                907,927
                                                 -----------

   Total liabilities                               5,775,636
                                                 -----------

Commitments and contingencies

Shareholders' equity:
 Preferred stock, 5,000,000 shares
  authorized, none outstanding                           ---
 Common stock, $0.001 par value; 30,000,000
  shares authorized; 4,500,271 shares
  issued and outstanding                               4,500
 Additional paid-in capital                        6,224,116
 Accumulated deficit                              (3,269,326)
                                                 -----------

   Total shareholders' equity                      2,959,290
                                                 -----------

                                                 $ 8,734,926
                                                 ===========

                      See accompanying notes to condensed
                       consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       For The Three-Month Periods Ended
                            March 31, 1996 and 1995

                                               1996         1995
                                            -----------   --------

Revenues:
  Service fees                              $1,313,048    $    ---
  Portfolio income                              45,619         ---
                                            ----------    --------
                                             1,358,667         ---
                                            ----------    --------

Operating expenses:
  Selling, general and administrative        1,233,028         ---
  Depreciation and amortization                 46,750         ---
                                            ----------    --------
                                             1,279,778         ---
                                            ----------    --------

Income from operations                          78,889         ---
                                            ----------    --------

Other income (expense):
  Interest expense                             (36,028)        ---
  Rental income, net                             9,578         ---
                                            ----------    --------
                                               (26,450)        ---
                                            ----------    --------

Income before benefit for income taxes          52,439         ---

Benefit for income taxes                         2,505         ---
                                            ----------    --------

Net income                                  $   54,944    $    ---
                                            ==========    ========

Net income per share                              $.01    $    ---
                                            ==========    ========

Weighted average shares outstanding          4,500,271     150,000
                                            ==========    ========

                      See accompanying notes to condensed
                       consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES


          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                        For The Six-Month Periods Ended
                            March 31, 1996 and 1995

                                              1996         1995
                                           -----------   --------
Revenues:
  Service fees                             $2,347,520    $    ---
  Portfolio income                             48,050         ---
                                           ----------    --------
                                            2,395,570         ---
                                           ----------    --------

Operating expenses:
  Selling, general and administrative       2,274,390         ---
  Depreciation and amortization                93,500         ---
                                           ----------    --------
                                            2,367,890         ---
                                           ----------    --------

Income from operations                         27,680         ---
                                           ----------    --------

Other income (expense):
  Interest expense                            (76,047)        ---
  Rental income, net                           25,132         ---
                                           ----------    --------
                                              (50,915)        ---
                                           ----------    --------

Loss before benefit for income taxes          (23,235)        ---

Benefit for income taxes                        3,949         ---
                                           ----------    --------

Net loss                                   $  (19,286)   $    ---
                                           ==========    ========

Net loss per share                               $.00    $    ---
                                           ==========    ========

Weighted average shares outstanding         4,500,271     150,000
                                           ==========    ========

                      See accompanying notes to condensed
                       consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For The Six-Month Periods Ended
                            March 31, 1996 and 1995

                                                    1996      1995
                                                 ----------   -----
Cash flows from operating
 activities:
  Net loss                                        $(19,286)   $ ---
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization                  113,210      ---
    Changes in operating assets and
     liabilities:
      Restricted cash                              (21,644)     ---
      Accounts receivable                          (65,441)     ---
      Portfolio receivables                        113,505      ---
      Reimbursable collection costs                (69,137)     ---
      Accounts payable                             (41,557)     ---
      Trust payables                                21,644      ---
      Accrued liabilities                          (47,216)     ---
      Deferred income taxes                         (4,812)     ---
                                                  --------    -----

  Net cash used in operating activities            (20,734)     ---
                                                  --------    -----

Cash flows from investing activities:
  Purchases of plant, property and
   equipment                                       (20,223)     ---
  Notes receivable from shareholders                (6,333)     ---
  Increase in other assets                            (687)     ---
                                                  --------    -----

  Net cash used in investing activities            (27,243)     ---
                                                  --------    -----

Cash flows from financing activities:
  Net borrowings from line of credit               139,319      ---
  Repayments of long-term debt                     (45,662)     ---
                                                  --------    -----

  Net cash provided by financing activities         93,657      ---
                                                  --------    -----

Net change in cash                                  45,680      ---

Cash, at beginning of period                       380,281      ---
                                                  --------    -----

Cash, at end of period                            $425,961    $ ---
                                                  ========    =====

                      See accompanying notes to condensed
                       consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   For The Three and Six-Month Periods Ended
                            March 31, 1996 and 1995



NOTE 1 - QUARTERLY INFORMATION
- ------------------------------

The accompanying unaudited, condensed and consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all disclosures that would be presented in the Annual Report on Form 10-KSB of Cypress Financial Services, Inc. (the "Company"). These financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB as of and for the three-month period ended September 30, 1995.

During the six months ended March 31, 1995, the Company had no significant operations. The condensed, consolidated financial statements include the accounts of Medical Control Services, Inc. and its subsidiaries from September 12, 1995 (See Note 2).

The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position for the interim periods. The results are not necessarily indicative of results to be expected for the full year.

NOTE 2 - ACQUISITION OF MEDICAL CONTROL SERVICES, INC.
- ------------------------------------------------------

On September 12, 1995, the Company acquired the issued and outstanding common stock of Medical Control Services, Inc. In connection therewith, pro forma results of operations for the six-month period ended March 31, 1995, assuming the acquisition was consummated at the beginning of the period, are as follows:

     Revenues                 $2,319,588
                              ==========
     Net loss                 $ (122,282)
                              ==========
     Net loss per share       $    (0.03)
                              ==========

The pro forma results of operations are not necessarily indicative of the actual results which may have resulted had the acquisition been consummated at the beginning of this period.


Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                   For The Three and Six-Month Periods Ended
                            March 31, 1996 and 1995



NOTE 2 - ACQUISITION OF MEDICAL CONTROL SERVICES, INC., continued
- -----------------------------------------------------------------

Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over a 15-year life and, during the three months ended March 31, 1996, no impairment of goodwill was determined by management.

NOTE 3 - PORTFOLIO RECEIVABLES
- ------------------------------

Portfolio receivables represent liquidating portfolios of delinquent accounts which have been purchased by the Company for collection and are stated at cost. Cost is reduced by cash collections on a portfolio by portfolio basis and revenue is recognized when cash collections for a portfolio exceed its cost basis. Portfolio receivables consist of the following as of March 31, 1996:


     Face value                       $38,388,673
                                      ===========

     Original purchase price          $ 1,565,926
     Proceeds from sales                 (816,109)
     Collections (cost recovery)         (379,989)
                                      -----------

     Portfolio receivables            $   369,828
                                      ===========

NOTE 4 - PROPERTY
- -----------------

Property consists of the following at March 31, 1996:

     Land                                $2,138,000
     Building                             1,862,000
     Equipment and furnishings              409,898
                                         ----------
                                          4,409,898

     Less accumulated depreciation          (46,332)
                                         ----------

                                         $4,363,566
                                         ==========

Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                   For The Three and Six-Month Periods Ended
                            March 31, 1996 and 1995



NOTE 5 - INDEBTEDNESS
- ---------------------

On January 24, 1996, the Company and its bank amended the maximum borrowings under the agreement from $750,000 to $1,250,000. Net borrowings from the line of credit at March 31, 1996 amounted to $798,414. Interest on the borrowings are charged monthly based on a commercial bank's prime rate plus 2.0% per annum (11% at March 31, 1996).

Long-term debt at March 31, 1996 consists of the following:

Note payable to bank, secured by certain equipment, due
in monthly payments of $10,969, including interest at
11% per annum, through 2000 at which time the entire
principal balance is due and payable.                      $ 763,813

Mortgage note payable to bank, collateralized by land
and building, due in monthly payments of $14,089,
including interest at 8% per annum through December
5, 2000, at which time the entire principal balance
is due and payable.                                        1,887,129

Note payable to an unrelated retirement trust
collateralized by certain equipment, interest
at 11% per annum, paid in March 1996.                            ---
                                                          ----------

Long-term debt                                           $ 2,650,942
                                                          ==========

Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                   For The Three and Six-Month Periods Ended
                            March 31, 1996 and 1995



NOTE 6 - INCOME TAXES
- ---------------------

Income tax expense for the periods presented was not significant. Deferred tax liabilities at March 31, 1996, represent the difference between income tax bases for financial reporting and income tax reporting of land, building and reimbursable collection costs acquired from Medical Control Services, Inc. (see
Note 1). At March 31, 1996, the Company provided a valuation allowance of approximately $350,000 for its deferred tax assets, which primarily consist of net operating loss carryforwards.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
- ------------

The Company is engaged in the collection of receivables owned by entities in the commercial, retail and medical industries. The Company earns commission on receivables collected for the Company's clients. In 1994, management identified a downward trend in the commission rate structure of the collection business and commencing in July 1995, the Company began purchasing a significant amount of receivables for it own collection account ("Portfolio Receivables"). The Company has aggressively increased its purchases of Portfolio Receivables for its own collection and anticipates that this will become a significant portion of its future operations. The Company's accounting policy does not recognize revenue from ongoing collection and resale of its Portfolio Receivables until after the recovery of the cost of each portfolio.

RESULTS OF OPERATIONS
- ---------------------

THREE MONTHS ENDED MARCH 31, 1996 VERSUS THREE MONTHS ENDED MARCH 31, 1995

The Company's operating revenues of $1,358,667 for the three months ended March 31, 1996 are compared to its pro-forma operating revenues for the three months ended March 31, 1995 of $1,109,546 (see Note 2 to the financial statements). Operating revenues for the three months ended March 31, 1995 represent fees related to the collection of receivables owned by the Company's clients and do not include any revenues from the Portfolio Receivables purchased directly by the Company. The increase of $249,121 in the Company's operating revenues for the three months ended March 31, 1996 as compared to its pro-forma operating revenues for the three months ended March 31, 1995, is primarily the result of an increase of $203,502 in revenues earned by the ongoing collection of receivables owned by the Company's clients and $45,619 from collection of Portfolio Receivables, after recovery of 100% of the cost of purchasing such accounts. Revenues related to Company owned subsidiaries have either decreased or remained relatively constant because the Company primarily has devoted its efforts to expand its purchases of receivables and other debtor obligations for its own portfolio.

As of March 31, 1996, the Company's direct purchases of Portfolio Receivables had a remaining face value of $38,388,673 as compared to a remaining face value of $35,226,000 as of December 31, 1995. The Company's accounting policy does not recognize revenue from the sales or collections of its Portfolio Receivables until after the recovery of the cost of each portfolio. During the three months ended March 31, 1996, the Company received proceeds from sales and collections of Portfolio Receivables of $351,856 as compared to $423,581 for the three months ended December 31, 1995. The difference in comparison of the two quarters is due to the Company's effort to maximize shareholder value through emphasis on retaining the collection of the Company's Portfolio Receivables for a longer time period to produce greater revenue, and by extending the resale time period of Portfolio Receivables. This trend is evident by the comparison of sales of $305,615 and collections of $117,966 for the quarter ending December 31, 1995 and sales of $157,303 and collections of $194,553 for the quarter ending March 31, 1996. The Company expects to start to recognize a significant portion of its revenues from Portfolio Receivables after it recovers the cost of acquiring such receivables.

Operating expenses for the three months ended March 31, 1996 were $1,279,778 as compared to pro-forma operating expenses of $1,053,113 for the three months
ended March 31, 1995.   The increase is primarily attributable to an increase in
payroll costs, accounting fees, reimbursable collection costs and skip tracing costs, and is directly related to an increase in personnel and activities to support the collection of the Portfolio Receivables and/or continuing costs related to the acquisition of Medical Control Services, Inc.

The Company had income from operations for the three months ended March 31, 1996 of $78,889 as compared to the pro-forma income from operations of $56,433 for the three months ended March 31, 1995 as a result of the factors described above.

SIX MONTHS ENDED MARCH 31, 1996 VERSUS SIX MONTHS ENDED MARCH 31, 1995

The Company's operating revenues of $2,395,570 for the six months ended March 31, 1996 are compared to its pro-forma operating revenues for the six months ended March 31, 1995 of $2,319,588 (see Note 2 to the financial statements). Operating revenues for the six months ended March 31, 1995 represent fees related to the collection of receivables owned by the Company's clients and do not include any revenues from the Portfolio Receivables purchased directly by the Company. The increase of $75,982 in the Company's operating revenues for the six months ended March 31, 1996 as compared to its pro-forma operating revenues for the six months ended March 31, 1995 is primarily from realization of an increase of $27,932 in revenues earned by the ongoing collection of receivables owned by the Company's clients and $48,050 from collection of Portfolio Receivables, after recovery of 100% of the cost of purchasing such accounts. Revenues relating to Company owned subsidiaries have either decreased or remained relatively constant since the Company primarily has devoted its efforts to expand its purchases of receivables and other debtor obligations for its own portfolio.

As of March 31, 1996, the Company's direct purchases of Portfolio Receivables had a remaining face value of $38,388,673 as compared to a remaining face value of $26,944,000 as of September 30, 1995. During the six months ended March 31, 1996, the Company received proceeds from sales and collections of Portfolio Receivables of $774,478. The Company's accounting policy does not recognize revenue from the sales or collections of its Portfolio Receivables until after the recovery of the cost of its portfolio. Therefore, the Company expects to start to recognize a significant portion of its revenues from Portfolio Receivables after it recovers the cost of acquiring such receivables.

Operating expenses for the six months ended March 31, 1996 were $2,367,890 as compared to pro-forma operating expenses of $2,410,842 for the three months
ended March 31, 1995.   The decrease is primarily attributable to three factors:
(i) a decrease in operating expenses relating to the collection segment and resulting from management's early recognition of the decreases in commission rate trends; (ii) an increase in payroll costs, reimbursable collection costs and skip tracing costs directly related to an increase in personnel and activities to support the collection of the Portfolio Receivables and (iii) an increase in costs related to the acquisition of Medical Control Services, Inc.

The Company had income from operations for the six months ended March 31, 1996 of $27,680 as compared to the pro-forma loss from operations of $91,254 for the six months ended March 31, 1995 as a result of the factors described above.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically been funded through cash flows from operations. The Company has recently used its existing credit facility which has an outstanding balance of $798,414 as of March 31, 1996 to acquire Portfolio Receivables. The Company's credit facility, which carries an interest rate of prime plus 2%, is due to expire on January 24, 1997. Management plans to purchase additional Portfolio Receivables which will necessitate the raising of additional capital through the issuance of either debt or equity securities. There are no assurances that such financing will be obtained and any delays in raising additional capital will affect the Company's ability to acquire a material amount of additional portfolios.

The Company currently has outstanding long-term debt with financial institutions of $2,696,604 which is collateralized by a mortgage and certain equipment. The Company's equipment debt is a term note with a remaining balance of $763,813 which is due in 2000 and carries an interest rate of 11% per annum. The Company's mortgage note has a remaining balance of $1,887,129 and carries an interest rate of 8% per annum and is due on December 5, 2000. Management is currently evaluating the feasibility of refinancing the mortgage note payable. In either case, management expects to continue to service its outstanding long-term debt through its cash flows from operations.

The Company also has outstanding notes with a balance of $750,000 which are payable to the shareholders of Medical Control Services, Inc. and were incurred in connection with the acquisition of such entity. These notes carry an interest rate of 8% per annum and are due on May 31, 1996 (the due date has been extended to December 31, 1996). Management expects to satisfy this obligation through either the proceeds from the refinancing of the mortgage note or through the issuance of either debt or equity securities. However, there are no assurances that such financing will be obtained.

PART II  OTHER INFORMATION

         None.



                                 SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       CYPRESS FINANCIAL SERVICES, INC.


Date: May 8, 1996      By:  /s/ Farrest Hayden
                            -----------------------------
                            Farrest Hayden
                            Chairman of the Board and
                            Chief Executive Officer


Date: May 8, 1996      By:  /s/ Otto J. Lacayo
                            -----------------------------
                            Otto J. Lacayo
                            Director, Chief Financial
                            Officer and Vice President
                            (Principal Accounting Officer)