Form 10-K/A
period 1995-09-30
CYPRESS FINANCIAL SERVICES INC
filed 1996-07-31
CIK 811510

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB\A

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended September 30, 1995    Commission File Number:  0-17192

                        CYPRESS FINANCIAL SERVICES, INC.
                 (Name of Small Business Issuer in its Charter)

                 NEVADA                        95-3137322
      (State or other jurisdiction of       (I.R.S Employer
       incorporation or organization)       Identification No.)

      5400 ORANGE AVENUE, SUITE 200, CYPRESS, CALIFORNIA             90630
           (Address of principal executive offices)               (Zip Code)

Issuer's Telephone Number:         (714) 995-0627

         Securities registered under Section 12(b) of the Exchange Act:
         (Title of each class)     (Name of each exchange on which registered)
         NONE                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
                              (Title of each class)
                                  COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES (X)       NO (_)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year: $3,393,637


The aggregate value of the Registrants Common Stock held by non-affiliates of the Registrant can not be determined because there is no established trading market for this Company's stock.


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 4,500,271 shares of the Registrants Common Stock issued and outstanding as of July 29, 1996.

================================================================================

ITEM 1   DESCRIPTION OF BUSINESS


GENERAL

    Cypress Financial Services, Inc., a Nevada corporation (together with its subsidiaries, the "Company"), provides accounts receivable management, administration and debt collection services primarily to health care providers, and consumer credit issuers. The Company operates primarily through wholly-owned subsidiaries or divisions that serve specific segments of the collection service industry. The Company's subsidiaries or divisions include: (i) Medical Control Services, Inc. ("MCSI"), a licensed collection agency servicing the health care industry; (ii) Merchants Recovery Services, Inc. ("MRSI"), a company that primarily offers accounts receivable collection services to banks, credits unions, public utilities and retailers; (iii) Lien Solutions, Inc. ("LSI"), a company that specializes in the recovery of unpaid worker's compensation claims primarily for healthcare service providers, including hospitals and doctors;
(iv) My Boss, Inc. dba Business Office Support Services ("BOSS"), a company that provides pre-collection consulting and credit monitoring services to medical providers and other businesses that extend credit; (v) Revenue Practice Enhancements ("RPE"), a division of MCSI that offers complete electronic billing services for doctors' offices; and (vi) Pacific Process Service, Inc. ("PPS"), a company engaged in the legal process servicing business.

    Recently, the Company has started to acquire accounts receivables and other consumer obligations for its own collection portfolio. The types of assets the Company has or intends to acquire include performing and non-performing installment loans, secured and unsecured consumer and commercial loans, credit
card obligations and accounts receivables.   In addition to federal and state
banking and savings and loan institutions, other sources for distressed and discounted obligations include, hospitals, finance companies, insurance companies, credit unions, consumer credit issuers, and other collection agencies.

HISTORY

    The Company was originally incorporated under the name "Oxford Venture Corporation" on February 7, 1987. On June 7, 1988, the Company acquired all of the capital stock of The Christmas Group, Inc., a California corporation, which remained a subsidiary of the Company. On June 24, 1988, the Company changed its name to "The Christmas Guild, Inc."

    Since 1989 the Company was operationally inactive until September 12, 1995 when it entered into a Definitive Securities Purchase Agreement and Plan of Reorganization with Medical Control Services, Inc., a California corporation. Pursuant to such agreement, the Company acquired all of the outstanding capital stock of MCSI and its subsidiaries. MCSI has been in the accounts receivable management administration and debt collection business since 1977. On December 7, 1995, the Company amended and restated its Articles of Incorporation to change its name to "Cypress Financial Services, Inc."

OPERATING SUBSIDIARIES

    The Company does business through the following operating subsidiaries under trade names which serve the collection, billing and other office support needs of the collection service industry:

    MEDICAL CONTROL SERVICES, INC.

    MCSI was incorporated in California in 1977 as a licensed collection agency servicing the health care industry. MCSI has service contracts with over 1,000 clients that include, hospitals, medical groups, doctors, laboratories, radiology centers, emergency rooms and convalescent homes. The volume of annual
collection assignments for MCSI reached in excess of $34 million in 1995.   MCSI
also operates RPE, a division that offers medical providers out sourcing services for their patient billing process. RPE utilizes state of the art billing software that covers all national private insurance carriers, including Medicaid and Medicare.

    MERCHANTS RECOVERY SERVICES, INC.

    MRSI was incorporated in California in 1982 to serve the accounts receivable collection needs for commercial businesses. MRSI has service contracts with over 700 clients that include banks, credit unions, public utilities, and wholesale and retail establishments. The volume of annual account assignments reached in excess of $86 million in 1995. In 1995, MRSI began to diversify from purely a debt collection service on a contingency basis to include direct purchases of credit card debt from banks and other sources of distressed or discounted consumer obligations for its own collection and/or re-sale. In 1995, MRSI purchased over $53 million of such credit card debt. See "Portfolio Management."


    LIEN SOLUTIONS, INC.

    LSI was incorporated in California in 1984 to provide specialized collection services to clients that have complex collection needs. LSI has developed sophisticated systems and procedures for resolving its clients contested workers compensation claims which, unlike typical collection matters, are governed by the Workers' Compensation Appeals Board, which has exclusive jurisdiction over such claims. In addition, LSI also extends its specialized service to third-party payor disputes, such as personal injury liens, Medicare, HMO denials and
lien subrogation.   In 1995, LSI received collection assignments in excess of
$16 million.

    MY BOSS, INC. DBA BUSINESS OFFICE SUPPORT SERVICES

    MY BOSS was incorporated in California in 1989 to provide its clients with pre-collection management of their accounts receivables. BOSS acts as an extension of its clients' accounts receivable department by utilizing its staff of trained representatives and its sophisticated data processing support systems to replace or supplement the traditional accounts receivable department. By using its employees, computers and predictive dialing, BOSS is able to more effectively receive payment from its clients' patients than the traditional method of pre-collection demand letters. The pre-collection services offered by BOSS are aimed at lowering the cost of collection for its clients and increasing recovery rates of its clients receivables before the receivables become bad debt. BOSS acts as the accounts receivable department allowing the client's personnel to focus on other productive tasks. In 1995, BOSS received collection assignments in excess of $24 million.

    PACIFIC PROCESS SERVING, INC.

    PPS was incorporated in 1982 and is engaged in the legal process servicing business in connection with the Company's collection business activities as well as for outside parties.

CONTINGENT COLLECTION SERVICE AGREEMENTS

    The Company is generally retained on a month-to-month-basis by its clients to administer current receivables or to collect past due debts with fees payable on a contingent basis based upon the amount collected. The Company negotiates its commission rate with each client, depending upon the size, aging and general collectibility of the accounts.

PORTFOLIO MANAGEMENT

    Over the past several years there has been a substantial amount of discounted consumer debt being sold by financial institutions as a result of changes in the financial regulatory requirements of such entities. These changes in the financial requirements have led to numerous mergers as well as other means of recapitalizing these institutions. One method some of these financial institutions use to strengthen their current financial condition is to charge-off non-performing loans or other delinquent credit facilities and sell these accounts to third parties like the Company for immediate cash.

    Typically loans or accounts sold by the originating creditors are sold in large portfolios that range in size from tens of thousands to multi-million dollars in outstanding balances. By utilizing the Company's data systems and technology, the Company is able to quickly analyze the integrity of a given portfolio of such assets and other debtor information provided by the originating lenders. As a result of its due diligence, and based on its extensive collection experience, the Company is able to approximate the collection value of the portfolio and thereby determine the amount that should be paid for the portfolio. Although only a small percent of the total outstanding principal balances of most of the portfolio can ultimately be collected, the Company is able to acquire the portfolio at such deep discounts from the portfolio's total principal amount, that the Company can generate a significant cash flow on its investment by utilizing its collection systems and technology.

    Once a portfolio is purchased, the Company utilizes its general accounts receivable management and debt collection services to generate cash flow on the portfolio. Because the cost to acquire the portfolio is extremely low for each individual account within the portfolio, the Company can offer more attractive settlement and payment options to the individual debtors than those debtors have been offered by the originating lender or that can be offered by the Company on a contingent basis. The cash flow generated from the Company's portfolio collections is then used to acquire additional portfolio assets.

MANAGEMENT INFORMATION SYSTEMS

    The Company maintains sophisticated data processing support and management information systems. To support its collection efforts, the Company utilizes a
high penetration automatic dialer.   The Company's high penetration automatic
dialer controls multiple telephone lines and automatically dials numbers from file records in accordance with programmed instructions established by management. If the dialer receives a busy signal or no answer, it will generally route the number for subsequent re-call. The dialer has the ability to distinguish pre-recorded voice and will leave appropriate digitized human voice message on the borrower's answering machine. Generally, the dialer transfers the call to a collector only after it has determined that there is a live voice on the line. In most instances this is accomplished so rapidly that individual dialing allows the Company to place as many as 3,000 telephone calls per hour.

    The high-penetration automatic dialer also monitors telephone activity and activates more telephone lines when connect rates are low or shuts down lines when connect rates are high. Once a call is passed to a collector, all relevant account information automatically appears on the collector's video screen.

    The automatic dialer allows the Company to sort electronically and prioritize each collector's workload as well as to implement specific collection strategies. Moreover the Company has adopted certain procedural controls designed to ensure that important decisions, such as, initiating legal action or materially modifying an account, are routed to a supervisor for review and approval.

     All departments have access to computer systems that utilizes large data bases on CD-ROMs for skip tracing purposes that enable the Company to obtain information about the debtors or their property from various data sources, including, TRW, Trans Union, DataQuick, California situs, and county records.

    The Company believes that the capacity of its existing processing support and management information systems is sufficient to expand substantially its business without significant additional capital expenditure.

CUSTOMERS

    The Company generally has a broad and well diversified client base that includes hospitals, medical groups, laboratories, convalescent homes, banks, credit unions, public utilities, and wholesale and retail establishments.

    Although the Company has several large customers, and the loss of any one of these customers could have a material adverse effect on the Company's operations, no customer comprises more than 10% of the Company's consolidated revenues.

MARKETING

    The Company maintains a full-time staff of sales representatives that continuously solicit business by following up leads from existing clients, using multiple business and commerce directories and utilizing promotional materials. Recently, the Company began advertising its services on the Internet by establishing a WEB page which describes the Company's services. The Company has not otherwise actively advertised its services, although it may do so selectively in the future.

GOVERNMENT REGULATION

    The Company is regulated by the Fair Debt Collection Practice Act and the Telephone Consumer Protection Act which are enforced by the Federal Trade Commission. In this regard, the Company devotes continuous efforts, through training of personnel and monitoring of compliance in order to provide ethical, innovative, high quality accounts receivable management and collection business which meets the needs of its clients and that comply with the law.

    Although the Company believes that it is currently in compliance with applicable statutes and regulations, there can be no assurance that the Company
will always be able to maintain such compliance.   The failure to comply with
such statutes and regulations could have a material adverse effect upon the Company. Furthermore, the adoption of additional statutes and regulations, changes in the interpretation and enforcement of current statutes and regulations or the expansion of the Company's business into jurisdictions that have adopted more stringent regulatory requirements than those in which the Company currently conducts business could have a material adverse effect upon the Company.

COMPETITION

    The accounts receivable management and collection business is highly competitive. The Company competes with a number of national, local and regional companies with operations similar to those of the Company. Many of the Company's competitors have far greater resources than the Company and have access to capital markets which may be unavailable to the Company.

    The Company believes that the principal competitive factors affecting the Company's receivable management and collection business is increasingly based upon collection performance, price and services provided. These competitive factors have generally caused a downward adjustment to commission rates. The Company believes that it can compete effectively by offering its clients innovative receivable management solutions and by continually enhancing its collection procedures.

    There is substantial competition for the acquisition and management of distressed and non-performing consumer obligations and accounts receivables. Although the amount of non-performing and other distressed obligations available for sale is quite large, there are numerous competitors for these assets that have more resources than the Company.

EMPLOYEES

    As of September 30, 1995, the Company had 75 full time employees and 28 part-time employees, of whom 4 are management personnel, 6 are sales and marketing personnel, 5 are legal personnel, 14 are MCSI collectors, 12 are MRSI collectors, 17 are LSI collectors, 31 are BOSS pre-collection representatives, 1 is an RPE billing clerk, 2 are accounting personnel and 11 are operations support personnel. The Company believes that its relations with its employees are good. The Company is a not a party to any collective bargaining agreement.

ITEM 2   DESCRIPTION OF PROPERTIES

    The Company owns its office building and property located at 5400 Orange Avenue, Cypress, California where it conducts its operations. The office building, which was purchased in 1993, contains approximately 54,000 square feet of office space. Currently, the Company occupies approximately 24,000 square feet for its operations, and leases the remainder of the building to tenants. Although the Company may establish remote offices to better serve its clients, the Company believes that its current facility is suitable and adequate for its current and anticipated operations.

ITEM 3   LEGAL PROCEEDINGS

    As of September 30, 1995, except for immaterial litigation, the Company is not involved in any litigation in which it is a defendant. The Company regularly initiates legal proceedings as a plaintiff in connection with its routine collection activities.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On October 30, 1995, a majority of the Company's stockholders approved by written consent the Amended and Restated Articles of Incorporation of the Company and the adoption of the 1995 Stock Option Plan.

    There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1995.

                                    PART II


ITEM 5 MARKET FOR THE REGISTRANTS COMMON STOCK AND RELATED SECURITY HOLDERS MATTERS

    As of the date of this report, there is no established public trading market for the Company's Common Stock. As of July 29, 1996, there were approximately 1,543 Common Stock shareholders.

DIVIDEND POLICY

    The Company has never paid a dividend and does not anticipate paying any cash dividends in the forseeable future. The Company intends to retain any earnings to provide funds to finance future growth.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

    The Company is engaged primarily in the collection of receivables owned by entities in the commercial, retail and medical industries. Commencing in January, 1995, the Company began purchasing a significant amount of portfolio receivables for its own collection account. The Company anticipates that the purchase of portfolio receivables for its own collection account will become a significant portion of its future operations.

    The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

    Management has retroactively restated the Consolidated Financial Statements for all periods presented in this report to properly reflect the effect of the acquisition of MCSI by the Company. The acquisition had previously been reported as an acquisition of MCSI by the Company rather than a recapitalization of MCSI and the acquisition of The Christmas Guild.

    Generally, the effects of such restatement on the Company's Consolidated Balance Sheet as of September 30, 1995 is a net decrease in shareholder's equity of $3,471,000 which primarily is the result of a $1,663,000 decrease in the property to its original cost and the elimination of $2,098,000 of previously reported goodwill.

    This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, competition which has and will continue to put price pressure on the Company's third party collection business, the cost and availability of capital to finance its receivables portfolio and overall macro economic conditions.

RESULTS OF OPERATIONS

    Revenues for the nine months ended September 30, 1995, were $3,394,000 as compared to revenues of $5,159,000 for the full twelve-month period ending December 31, 1994.

    The decrease in revenues, on an annualized basis, resulted primarily from a reduction in the Company's commission rates with its medical clients. The Company believes that the medical industry will continue to press for lower commission rates for the collection industry.

Management identified this downward trend in commission rates in 1994 and, as a result, has expanded its business to include direct purchases of delinquent receivables and other debtor obligations for its own portfolio which will be liquidated over an average period of five years. Management believes that the revenues generated from its directly owned portfolios of receivables will help to alleviate the revenue loss from the reduction in commission rates and will eventually generate a substantial amount of MCSI's total revenues.

    The Company began to acquire portfolios in January, 1995. The revenues from collection of the Company's portfolio receivables are recognized only after the cost of such portfolios has been received. As of September 30, 1995, the Company recognized approximately $21,000 of revenues from its portfolio receivables. As of September 30, 1995, the Company had paid approximately $952,000 and had recovered approximately $468,000 of such cost through the sale and collection of certain portfolio receivables. As of September 30, 1995, the Company's remaining receivable portfolios have a face value of approximately $27,000,000.

    Operating expenses for the nine months ended September 30, 1995 were $3,369,000 as compared to $5,149,000 for the full twelve month period ended December 31, 1994. This decrease in operating expenses, on an annualized basis, is directly attributable to management's early recognition of the commission rate trend and its efforts to consolidate its operations and lower its administrative overhead. Management believes that the consolidation of its operations and the reductions in its administrative expenses will allow the Company to operate more efficiently.

    Income from operations for the nine months ended September 30, 1995 was approximately $25,000 as compared to approximately $11,000 for the full twelve month period ended December 31, 1994. This increase in operating income despite the lower annualized revenues, is directly attributable to management's decisions to consolidate certain operations and to the across the board reductions in its administrative overhead.

    Interest expense for the nine months ended September 30, 1995 increased to $156,000 from $133,000 for the full twelve month period ended December 31, 1994 due to an increase in borrowings to acquire its portfolio receivables. The Company expects to continue to utilize its credit facility to finance future acquisitions of portfolio receivables.

    Net rental income decreased for the nine months ended September 30,1995 to $121,000 as compared to $189,000 for the full twelve month period ended December 31, 1994. The decrease in net rental income for these effective periods on an annualized basis was due to an increase in the cost of utilities.

    The Company reported a net loss of $24,000 for the nine month ended September 30, 1995 as compared to net income of $37,000 for the period ended December 31, 1994. The net loss for the nine month period ended September 30, 1995 resulted primarily from higher interest expenses to finance its portfolio receivables and from reporting only nine-months of rental operation as compared to a full twelve months of rental operations for the period ended December 31, 1994. In addition, the Company expensed approximately $50,000 for certain professional fees relating to the acquisition of MCSI during the nine month period ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1995, the Company has $750,000 of notes payable to the shareholders of MCSI, which were incurred in connection with the acquisition. These notes, which include interest of 8% per annum, are due December 31, 1996. Management expects to service this obligation through a private placement of equity securities; however, there are no assurances that a private placement will be successfully completed by management.

    Historically, the Company has funded its operations through cash flows from operations. Management's intentions are to generate increased revenues through the purchase of portfolio receivables. Such purchases will necessitate the raising of additional capital through either debt or equity securities. In addition, the Company's credit facility, which has been increased to $1,250,000, carries an interest rate of prime plus 2% on any outstanding balance, ($659,095 outstanding at September 30, 1995) and expires on January 23, 1997. The credit facility has been used primarily for the purchase of receivable portfolios. Management intends to either renew the obligation through its existing bank, or consider extinguishing the indebtedness through a placement of alternative debt securities or equity securities. There are no assurances that such refinancing will be obtained by management. The Company has also financed certain of its equipment and fixtures with a term note that carries an interest rate of 11% that is due in June, 2000. As of September 30,1995 the balance on this term note was $786,442.

ITEM 7   FINANCIAL STATEMENTS

    See "Index to Consolidated Financial Statements" for a listing of the consolidated financial statements filed with this report.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


    In October 1995, the Company's Board of Directors approved the engagement of Corbin & Wertz to conduct an audit of the Company's financial statements for the period ended September 30, 1995. The engagement of Corbin & Wertz as the Company's independent auditors follows the replacement of Janet Loss, C.P.A., P.C. who had been engaged to audit The Christmas Guild, Inc's financial statements for the fiscal years ended June 30, 1989 through 1994.

    The audit reports provided by Janet Loss, C.P.A., P.C. did not contain an adverse opinion or a disclaimer of opinion nor was the report qualified in any respect.

    Management of the Company knows of no past disagreements between The Christmas Guild, Inc and Janet Loss, C.P.A., P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing, scope or procedure.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

    The directors and executive officers of the Company are as follows:

Name                           Age                     Position(s) Held
- -------------------            ---   -----------------------------------------------------

Farrest Hayden                  50   President, Chief Executive Officer, Director

Otto J. Lacayo                  60   Chief Operating and Financial Officer, Vice President
                                     and Secretary, Director

Thomas Ziegler                  56   Senior Vice President

Daniel R. Eder                  39   President, MCSI

Daniel Najor                    41   Director

Graham E. Gill                  64   Director

    All of the above persons became directors of the Company on September 12, 1995, when they were elected to fill vacancies on the Board.

    Farrest Hayden has been Chief Executive Officer and President of MCSI since 1977 and became Chairman and CEO of the Company on September 12, 1995.

    Otto J. Lacayo has served as Executive Vice President of MCSI since 1977 and became Chief Operating and Financial Officer and Secretary of the Company on September 12, 1995.

    Thomas Ziegler has been the Vice President-Sales of MCSI since 1977 and became the Senior Vice President-Sales of the Company in October 1995.

    Daniel R. Eder has served as the General Manager of MCSI since 1987.

    Daniel Najor has been the President of Contexual Trading Co., Inc., since 1975 and is President of DLN Financial, Inc. He is also a business and financial consultant in the wholesale/retail grocery industry.

    Graham E. Gill has served as the President of The Belgravia Fund Ltd. since January, 1995. He also has served as President, Clifford Investments, Inc. since 1993 and has served as President, Euro-American Productions, Ltd. since 1989.

ITEM 10  EXECUTIVE COMPENSATION

    The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and to each of the Company's other executive officers whose salary exceeded $100,000 for each of the past three fiscal periods:

SUMMARY COMPENSATION TABLE


====================================================================================================================================
                                                                                       Long-Term Compensation
                                                                             ----------------------------------------
                                       Annual Compensation                           Awards                 Payout
                                 -----------------------------------         -----------------------      -----------
Name and              Fiscal                                                 Restricted                                All Other
Principal             Year       Salary ($)    Bonus ($)    Other($)         Stock          Options/      LTIP         Compen-
Position                                                                     Award(S)($)    SARs(#)       Payout($)    sations($)(1)

Farrest               1995(2)    $ 87,500      -0-          -0-              -0-            -0-           -0-          -0-
Hayden,               1994       $203,165      -0-          -0-              -0-            -0-           -0-          -0-
CEO                   1993       $245,505      -0-          -0-              -0-            -0-           -0-          -0-

Otto                  1995(2)    $ 68,000      -0-          -0-              -0-            -0-           -0-          -0-
Lacayo, CFO &         1994       $120,610      -0-          -0-              -0-            -0-           -0-          -0-
COO, VP Finance       1993       $146,056      -0-          -0-              -0-            -0-           -0-          -0-
and Sec.

Thomas                1995(2)    $ 76,500      -0-          -0-              -0-            -0-           -0-          -0-
Ziegler,              1994       $151,615      -0-          -0-              -0-            -0-           -0-          -0-
Senior                1993       $163,939      -0-          -0-              -0-            -0-           -0-          -0-
VP Sales

Daniel Eder,          1995(2)    $ 69,700      -0-          -0-              -0-            -0-           -0-          -0-
Director              1994       $106,450      -0-          -0-              -0-            -0-           -0-          -0-
                      1993       $111,000      -0-          -0-              -0-            -0-           -0-          -0-
====================================================================================================================================

(1) The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other personal benefits provided to such individuals that are extended in connection with conduct of the Company's business. The value of such benefits cannot be precisely determined, but the executive officers named above will not receive other compensation in excess of the lesser of $50,000 or 10% of such officer's cash compensation. The Company has not established a compensation program for directors, other than to pay expenses related to attendance at meetings.

(2)  For the nine-month Fiscal Period ended September 30, 1995.

STOCK OPTION PLAN

    In 1995, the Company adopted, and the shareholders approved, the Cypress Financial Services, Inc. 1995 Stock Option Plan (the "Plan") which provides for the grant by the Company of options to purchase up to 450,000 shares of the Company's Common Stock.

    The Plan provides for the grant by the Company of options to purchase shares of the Company's Common Stock to its officers, directors, employees, consultants and advisors. The Plan provides that it is to be administered by a committee appointed by the Board of Directors (the "Committee") all of whom are "disinterested" under 16b-3 of the Securities Exchange Act of 1934, as amended. The Committee has discretion, subject to the terms of the Plan, to select the persons entitled to receive options under the Plan, the terms and conditions on which options are granted, the exercise price, the time period for vesting such shares, the number of shares subject thereto, and whether such options shall qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue code, or "non-qualified stock options."

    As of the date of this Report, the Company has not granted any options under the Plan.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as to beneficial ownership of the Company's common stock by directors, executive officers and persons known to the Company to own 5% or more of the outstanding common stock.

           *Name and Address                          Amount and Nature of    Percent
           of Beneficial Owner                        Beneficial Ownership   of Class
           ----------------------------------------   --------------------   ---------

           Farrest Hayden                                 906,124               20.1%

           Otto Lacayo                                    702,048               15.6%

           Thomas Ziegler                                 640,828               14.2%

           Daniel Najor(1)                              1,223,917               27.2%

           The Belgravia Fund, Ltd. (2)                   433,500                9.3%

           The Peninsula Group Trust                      412,500                9.2%

           The Keyes Family Trust                         412,500                9.2%

           All Directors and officers
           as a Group (6 persons)                       3,157,500               70.2%

* The business address of each named person is 5400 Orange Avenue, Suite 200, Cypress, CA 90630.

(1) Includes 475,000 shares of common stock owned by the Najor Family Investment Trust to which Daniel Najor is a trustee and life income beneficiary, and 748,917 shares for which Daniel Najor has voting rights pursuant to proxies granted to him by the beneficial owners of such shares. Mr. Najor disclaims beneficial ownership of the 748,917 shares to which he has such proxy.

(2) Mr. Gill, a director of the Company, is the President of The Belgravia Fund, Ltd.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    On September 12, 1995, the Company entered into a Definitive Securities Purchase Agreement and Plan of Reorganization (the "Agreement") by which the Company acquired all of the capital stock of MCSI and control of the Company was transferred to the present management group and other entities and individuals. Prior to execution of the Agreement, the previous Board of Directors of the Company effected a 1-for-750 reverse stock split of the Company's then outstanding shares of common stock. As a result of the reorganization, the former shareholders of the Company own approximately 3.5% of the issued and outstanding shares of the Company's common stock and the Company's new shareholders own approximately 96.5%.

    Pursuant to the terms of the Agreement, on September 12, 1995, the Najor Family Investment Trust, the Belgravia Fund, Ltd., the Keyes Family Trust and the Peninsula Group Trust and four other persons purchased 2,100,000 shares (post-split) of the Company's common stock for $400,000 in cash and a one-month note for $100,000 which note has been paid in full). Immediately thereafter the Company purchased all of the outstanding capital stock of MCSI (consisting of 8,265 shares of MCSI common stock) from Farrest Hayden, Otto Lacayo and Thomas Ziegler in exchange for $400,000 in cash, a one-month note for $100,000 (which note has been paid in full), a note for $750,000 secured by the Company's office building located in Cypress, California and 2,249,000 shares of common stock (post-split as reflected in Item 11 above) of the Company.

    In addition to the above terms, the sellers of the MCSI shares granted to Daniel Najor, a shareholder of the Company, a proxy for a period of three years to vote one-third of the 2,249,000 shares issued to them. The former MCSI shareholders also agreed not to purchase Company shares such that, after any purchase of Company shares, they will collectively own more than 49.9% of the total number of outstanding Company shares immediately after such purchase.

    Pursuant to the terms of the Agreement, on September 12, 1995, the Board of Directors of the Company appointed Farrest Hayden, CEO of MCSI, Otto Lacayo, Vice President and Secretary of MCSI, Daniel Najor, Graham Gill and Rebecca Welch (who resigned December, 1995) to the Board of Directors of the Company. The Board of Directors of the Company then accepted the resignation of Albert Kezes, John J. MacDonald, II and Cathy MacDonald as Directors of the Company. The Board of Directors of the Company subsequently appointed Farrest Hayden, President and CEO of the Company, Otto Lacayo, Vice President and Secretary of the Company and Thomas Ziegler, Vice President of the Company. These three individuals will continue to conduct the ongoing business of MCSI as they have over the past eighteen years as well as the business of the Company.

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Description of Exhibits.
         -----------------------

         2.1 Definitive Purchase Agreement and Plan of Reorganization dated September 12, 1995 incorporated by reference from Registrant's Form 8-K dated September 12, 1995, Exhibit 7(b)(i).

         3.1 Amended and Restated Articles of Incorporation as filed with the Secretary of State of Nevada on December 7, 1995, incorporated by reference from Registrant's Form 8-K filed on December 20, 1995,
              Exhibit 3.1.

         3.2 Bylaws of the registrant, incorporated by reference from Registrant's Registration Statement on Form S-18 (SEC No. 33-12361-LA) filed on March, 1987, Exhibit 3.2.

         4.1 Specimen of Common Stock of Registrant, incorporated by reference from Registrant's Form 8-K filed on December 20, 1995, Exhibit 4.2.

         10.2 1995 Stock Option Plan of Registrant, incorporated by reference from Registrant's Form 8-K filed on December 20, 1995, Exhibit 10.2.

    (b)  Reports on Form 8-K.
         -------------------

         The following reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report and through December 31, 1995.

         (i) Form 8-K dated September 12, 1995 reporting the Company's entering into a Definitive Securities Purchase Agreement and Plan of Reorganization dated as of September 12, 1995, under which control of the Registrant was transferred to new individuals and entities and the Registrant acquired Medical Control Services, Inc., a California corporation.

        (ii) Amendment No. 1 to Form 8-K dated September 12, 1995 filing financial statements of the Registrant for the year ended December 31, 1994; and pro forma consolidated financial statements of Medical Control Services, Inc. and Registrant for and as of August 31, 1995;

       (iii) Form 8-K dated October 30, 1995 reporting a change of the Registrant's fiscal year end from June 30 to September 30.

        (iv) Form 8-K dated December 20, 1995 reporting the filing of Amendment and Restated Articles of Incorporation of the Registrant with the Secretary of State of Nevada on December 7, 1995.

         (v) Form 8-K dated March 18, 1996 reporting the change in accountant and filing the former accountant's letter as required by Item 304 of Regulation SB.

                                   SIGNATURES


    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CYPRESS FINANCIAL SERVICES, INC.


Date: July 29, 1996           By /s/ FARREST HAYDEN
                                 -------------------------------
                                     Farrest Hayden
                                     Chairman of the Board and
                                     Chief Executive Officer

    In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      Signatures                 Title                      Date Signed
- -----------------------      --------------------------    --------------

/s/ FARREST HAYDEN            Chairman of the Board        July 29, 1996
- -----------------------       Chief Executive Officer
Farrest Hayden                and President

/s/ OTTO J. LACAYO            Director, Chief Financial    July 29, 1996
- -----------------------       Officer and Vice
Otto J. Lacayo                President (Principal
                              Accounting Officer)

/s/ DANIEL NAJOR              Director                     July 29, 1996
- -----------------------
Daniel Najor

/s/ GRAHAM E. GILL            Director                     July 29, 1996
- -----------------------
Graham E. Gill

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                             Page
                                                             ----
CYPRESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Independent Auditors' Report . . . . . . . . . . . . . . .   F-2

Consolidated Balance Sheet As Of September
  30, 1995 . . . . . . . . . . . . . . . . . . . . . . . .   F-3

Consolidated Statements of Operations For The
  Period From January 1, 1995 To September
  30, 1995 And For The Year Ended December
  31, 1994 . . . . . . . . . . . . . . . . . . . . . . . .   F-4

Consolidated Statements Of Shareholders'
  Equity (Capital Deficiency) For The Period
  From January 1, 1995 To September 30, 1995
  And For The Year Ended December 31, 1994   . . . . . . .   F-5

Consolidated Statements Of Cash Flows For
  The Period From January 1, 1995 To
  September 30, 1995 And For The Year Ended
  December 31, 1994  . . . . . . . . . . . . . . . . . . .   F-6

Notes To Consolidated Financial Statements
  For The Period From January 1, 1995 To
  September 30, 1995 And For The Year Ended
  December 31, 1994  . . . . . . . . . . . . . . . . . . .   F-8 to F-21

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The Board of Directors of Cypress Financial Services, Inc.
  and Subsidiaries

We have audited the accompanying consolidated balance sheet of Cypress Financial Services, Inc. and subsidiaries (the "Company") as of September 30, 1995, and the related consolidated statements of operations, shareholders' equity (capital deficiency) and cash flows for the period from January 1, 1995 to September 30, 1995, and for the year ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cypress Financial Services, Inc. and subsidiaries as of September 30, 1995, and the results of their operations and their cash flows for the period from January 1, 1995 to September 30, 1995 and for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

As more fully described in Note 1 to the consolidated financial statements, the Company has restated its 1995 and 1994 consolidated financial statements to reflect its revised accounting for the reverse acquisition of The Christmas Guild, Inc. by Medical Control Services, Inc.



                                                       CORBIN & WERTZ

Irvine, California
January 5, 1996 (except for
  Notes 1, 6 and 7, as to which
  the date is July 24, 1996)

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               September 30, 1995



                                ASSETS (Note 4)

Cash (Note 11)                                         $  362,234
Restricted cash (Notes 1 and 11)                          395,158
Accounts receivable, net of allowance for
 doubtful accounts of $13,509 as of 1995
 and 1994 (Note 11)                                       298,190
Portfolio receivables (Notes 1 and 2)                     483,333
Property, net (Notes 1 and 5)                           2,723,080
Notes receivable from shareholders (Note 3)                60,500
Other                                                      25,817
                                                       ----------

                                                       $4,348,312
                                                       ==========

           LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)

Accounts payable                                       $   99,603
Trust payables (Note 1)                                   395,158
Accrued liabilities                                       240,252
Notes payable to related parties (Note 6)                 750,000
Line of credit (Note 4)                                   659,095
Long-term debt (Note 5)                                 2,696,604
                                                       ----------

     Total liabilities                                  4,840,712
                                                       ----------

Commitments and contingencies (Notes 7, 8 and 9)

Shareholders' equity (capital deficiency) (Notes
 1, 6 and 7):
  Preferred stock, 5,000,000 shares authorized,
   none outstanding                                           ---
  Common stock, $0.001 par value; 30,000,000
   shares authorized; 4,500,271 shares issued
   and outstanding                                          4,500
  Paid-in capital                                         495,500
  Retained deficit                                       (992,400)
                                                       ----------

     Total shareholders' equity (capital
      deficiency)                                        (492,400)
                                                       ----------

                                                       $4,348,312
                                                       ==========

              See independent auditors' report and accompanying
                  notes to consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                   For The
                                                 Period From
                                                  January 1,          For The
                                                   1995 To          Year Ended
                                                September 30,      December 31,
                                                     1995              1994
                                                -------------      ------------

Revenues (Note 1):
  Service fees                                   $3,372,408         $5,159,750
  Income on portfolio receivables                    21,229                ---
                                                 ----------         ----------
                                                  3,393,637          5,159,750
                                                 ----------         ----------

Operating expenses:
  Selling, general and administrative
   (Notes 1 and 8)                                3,259,558          5,009,745
  Depreciation                                      109,318            139,368
                                                 ----------         ----------
                                                  3,368,876          5,149,113
                                                 ----------         ----------

Income from operations                               24,761             10,637
                                                 ----------         ----------

Other income (expense):
  Interest expense (Notes 1, 4 and 5)              (155,967)          (133,275)
  Rental operations (Notes 1 and 8)                 121,399            189,082
  Other                                             (11,798)            (6,548)
                                                 ----------         ----------
                                                    (46,366)            49,259
                                                 ----------         ----------

Income (loss) before provision for income
 taxes                                              (21,605)            59,896

Provision for income taxes
 (Notes 1 and 10)                                     3,200             23,073
                                                 ----------         ----------

Net income (loss)                                $  (24,805)        $   36,823
                                                 ==========         ==========

Net income (loss) per share (Note 1)             $    (0.01)        $     0.02
                                                 ==========         ==========

Weighted average shares outstanding
 (Note 1)                                         2,399,085          2,249,000
                                                 ==========         ==========



               See independent auditors' report and accompanying
                  notes to consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              (CAPITAL DEFICIENCY)

           For The Period From January 1, 1995 To September 30, 1995
                    And For The Year Ended December 31, 1994

                              Common Stock       Additional  Retained
                        -----------------------   Paid-in    Earnings
                           Shares       Amount    Capital    (Deficit)      Total
                        ------------   --------  ----------  ---------    ---------

Balances at
 January 1, 1994, as
 previously reported      2,040,835    $ 2,041    $  5,459   $ 200,304    $ 207,804

Prior period adjustment
(Note 1)                     ---          ---        ---      (102,981)    (102,981)

Shares issued for
acquired companies
(Notes 1 and 7)             208,165        208       1,792     138,759      140,759
                        ------------   --------   --------   ---------    ---------

Balances at
January 1, 1994 -
as restated               2,249,000      2,249       7,251     236,082      245,582

Net income                   ---          ---        ---        36,823       36,823
                        ------------   --------   --------   ---------    ---------

Balances at
December 31, 1994         2,249,000      2,249       7,251     272,905      282,405

Common stock issued
for cash
(Notes 1 and 7)           2,100,000      2,100     497,900        ---       500,000

Common stock of TCG
retained in connection
with reverse acquisition
(Notes 1 and 7)             151,271        151        (151)       ---          ---

Dividend to MCSI
shareholders (Notes
1 and 7)                     ---          ---       (9,500)   (390,500)    (400,000)

Accrued dividend to
MCSI shareholders
(Notes 1, 6 and 7)           ---          ---        ---      (850,000)    (850,000)

Net loss                     ---          ---        ---       (24,805)     (24,805)
                        ------------   --------   --------   ---------    ---------

Balances at
September 30, 1995        4,500,271    $ 4,500    $495,500   $(992,400)   $(492,400)
                        ============   ========   ========   =========    =========

              See independent auditors' report and accompanying
                  notes to consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For The
                                                  Period From
                                                   January 1,        For The
                                                    1995 To        Year Ended
                                                 September 30,    December 31,
                                                      1995            1994
                                                 -------------    ------------

Cash flows from operating activities:
  Net income (loss)                                  $ (24,805)      $  36,823
  Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:
    Depreciation and amortization                      123,129         157,862
    Loss on sale of assets                                 ---           6,548
    Changes in operating assets and
     liabilities:
      Accounts receivable, net                        (109,716)       (188,474)
      Portfolio receivables                           (483,333)            ---
      Accounts payable                                 (36,627)         90,336
      Accrued liabilities                              151,765         (49,635)
      Other                                             11,798             ---
                                                     ---------       ---------

  Net cash provided by (used in)
   operating activities                               (367,789)         53,460
                                                     ---------       ---------

Cash flows from investing activities:
  Other assets                                          (4,860)          1,537
  Notes receivable from shareholders                    (6,250)        (44,250)
  Proceeds from sale of equipment                          ---          12,500
  Purchases of equipment                               (63,272)       (274,043)
                                                     ---------       ---------

  Net cash used in investing activities                (74,382)       (304,256)
                                                     ---------       ---------

Cash flows from financing activities:
  Net borrowings from line of credit                   659,095         275,000
  Proceeds received from long-term debt                182,012             ---
  Repayments on long-term debt                         (51,582)        (82,373)
  Dividends paid to former MCSI
   shareholders (Notes 1, 6 and 7)                    (500,000)            ---
  Proceeds from issuance of common stock
   (Notes 1 and 7)                                     500,000             ---
                                                     ---------       ---------

  Net cash provided by financing activities            789,525         192,627
                                                     ---------       ---------

Net increase (decrease) in cash                        347,354         (58,169)

Cash, at beginning of period                            14,880          73,049
                                                     ---------       ---------

Cash, at end of period                               $ 362,234       $  14,880
                                                     =========       =========
Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                              For The
                                            Period From
                                             January 1,       For The
                                               1995 To       Year Ended
                                            September 30,   December 31,
                                               1995            1994
                                            -------------   ------------
[C]                                         [C]             [C]

Supplemental disclosure of cash flow
 information -
  Cash paid during the period for:
    Interest                                  $  201,244     $  186,742
                                              ==========     ==========
    Income taxes                              $    7,973     $   16,778
                                              ==========     ==========




               See independent auditors' report and accompanying
                  notes to consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For The Period From January 1, 1995 To September 30, 1995
                    And For The Year Ended December 31, 1994


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- --------------------------------------------------------------------

Organization and Basis of Presentation
- --------------------------------------

Cypress Financial Services, Inc. (formerly The Christmas Guild, Inc.), is a Nevada Corporation organized in February 1987 under the name Oxford Venture Corporation.

On June 7, 1988, Oxford Venture Corporation acquired all of the capital stock of The Christmas Group, Inc., a California corporation organized in August 1980. Concurrently, Oxford Venture Corporation changed its name to The Christmas Guild, Inc. ("TCG").

On September 12, 1995, TCG acquired the issued and outstanding common stock of Medical Control Services, Inc. and its wholly owned subsidiaries ("MCSI") for 2,249,000 shares of its common stock, $400,000 in cash and notes payable totaling $850,000 (see Notes 6 and 7). Concurrently, TCG issued 2,100,000 shares of its common stock to new investors for $400,000 in cash and a 30-day note receivable for $100,000 (which was paid prior to September 30, 1995). The original shareholders of TCG retained 151,271 shares after the consummation of the above transactions. Concurrent with the acquisition, TCG changed its name to Cypress Financial Services, Inc. ("Cypress").

As TCG had no significant operations prior to the acquisition, the purchase was accounted for as a reverse acquisition whereby MCSI has been identified as the acquiring corporation. Accordingly, the accompanying consolidated financial statements reflect the accounts of MCSI for all periods presented. The accompanying consolidated financial statements include the accounts of TCG from the date (September 12, 1995) of the stock-for-stock exchange.

The 2,249,000 shares issued to acquire the common stock of MCSI are reflected in the accompanying consolidated financial statements as if the shares were issued and outstanding for all periods presented. The 151,271 shares retained by the original Cypress shareholders are reflected in the accompanying financial statements as consideration issued by MCSI to acquire the net assets of TCG. Management determined that the fair value of the 151,271 shares was nominal based on the fair value of the net assets received from TCG. The 2,100,000 shares issued to new investors is reflected as

Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           For The Period From January 1, 1995 To September 30, 1995
                    And For The Year Ended December 31, 1994


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
- -------------------------------------------------------------------------------

a recapitalization of MCSI in the accompanying consolidated statement of shareholders' equity (capital deficiency). The $400,000 of cash paid, and the $850,000 of notes issued, to the former shareholders of MCSI have been reflected as dividends in the accompanying consolidated statement of shareholders' equity (capital deficiency) (see Notes 6 and 7).

The proforma results of operations of Cypress as a result of the reverse acquisition for the nine month period ended September 30, 1995 would not be materially different from the historical information presented herein.

Restatement
- -----------

Cypress previously reported the reverse merger with TCG as an acquisition by TCG of MCSI. The estimated fair value of the consideration given by TCG was determined to be $6,872,500. The consideration was allocated to net assets acquired, resulting in goodwill totaling $2,003,311 (after taking into effect a $3,240,000 impairment adjustment recorded after the acquisition in September
1995). On July 8, 1996, Cypress requested guidance from the Office of the Chief Accountant of the Securities and Exchange Commission (the "Commission") as to the appropriateness of the accounting applied with respect to the acquisition. On July 15, 1996, Cypress received a response from the Commission which indicated that the acquisition should have been accounted for as a reverse acquisition, with MCSI being the acquiring corporation. Accordingly, management has retroactively restated the consolidated financial statements for all periods presented to properly reflect the effects of the reverse acquisition.

The effect of the restatement on the consolidated balance sheet of Cypress as of September 30, 1995 is as follows:

     Decrease in property, net                 $(1,663,535)
     Decrease in reimbursable collection
      costs                                       (604,482)
     Decrease in goodwill                       (2,098,120)
     Decrease in deferred income taxes             912,739
     Other                                         (17,578)
                                               -----------

     Net decrease in shareholders' equity      $(3,470,976)
                                               ===========

Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           For The Period From January 1, 1995 To September 30, 1995
                    And For The Year Ended December 31, 1994


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
- -------------------------------------------------------------------------------

Medical Control Services, Inc. and Subsidiaries
- -----------------------------------------------

On December 30, 1994, MCSI acquired the issued and outstanding common shares of Lien Solutions, Inc. (LSI) in a tax-free stock-for-stock exchange. Because LSI and MCSI were entities under common control, the acquisition of LSI was accounted for as a transfer of assets at historical cost similar to a pooling of interests. Accordingly, the consolidated financial statements for the year ended December 31, 1994 have been restated to include the results of operations and cash flows of LSI. Also see Note 7.

On December 30, 1994, MCSI acquired the issued and outstanding common shares of My Boss, Inc. (MBI) in a tax-free stock-for-stock exchange. Because MBI and MCSI were entities under common control, the acquisition of MBI was accounted for as a transfer of assets at historical cost similar to a pooling of interests. Accordingly, the consolidated financial statements for the year ended December 31, 1994, have been restated to include the results of operations, and cash flows of MBI. Also see Note 7.

Revenues, net income (loss) and per share information for the year ended December 31, 1994 for LSI and MBI are as follows:

                                LSI           MBI          Total
                             ----------   -----------   -----------

Revenues                     $  928,503   $  526,966     $1,455,469
                             ==========   ==========     ==========

Net income (loss)            $   15,461   $   (3,575)    $   11,886
                             ==========   ==========     ==========

Net income (loss) per
 share                       $     0.01   $    (0.00)    $     0.01
                             ==========   ==========     ==========

Weighted average shares
 outstanding                  2,249,000    2,249,000      2,249,000
                             ==========   ==========     ==========



Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           For The Period From January 1, 1995 To September 30, 1995
                    And For The Year Ended December 31, 1994


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
- -------------------------------------------------------------------------------

Business
- --------

Cypress Financial Services, Inc. and its wholly-owned subsidiaries (collectively the "Company") are engaged in the collection of receivables owned by entities in the commercial, retail and medical industries. In addition, the Company purchases portfolio receivables for its own account.

Principles of Consolidation
- ---------------------------

The consolidated financial statements include the accounts of Cypress Financial Services, Inc. and its subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

Portfolio Receivables
- ---------------------

Portfolio receivables represent liquidating portfolios of delinquent accounts which have been purchased by the Company for collection and
are stated at  cost.   Cost is  reduced  by cash  collections on  a  portfolio
by portfolio  basis until  such time  collections  equal cost.

Property
- --------

Equipment, furnishings and automobiles are carried at cost and depreciated using both straight-line and accelerated methods over the estimated useful lives of the assets, which are generally 5 to 7 years.

In November 1993, the Company acquired land and building from a bank. Assets acquired in connection with the acquisition of LSI and MBI (see "Organization") in December 1994 have been reflected in the accompanying consolidated balance sheet at the historical costs of the acquired companies. The building is being depreciated over a period of approximately 30 years.



Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           For The Period From January 1, 1995 To September 30, 1995
                    And For The Year Ended December 31, 1994


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
- -------------------------------------------------------------------------------

Property consists of the following at September 30, 1995:


     Land                               $   866,575
     Building                             1,540,577
     Equipment and furnishings            1,280,588
     Autos                                  132,415
                                        -----------
                                          3,820,155

     Less accumulated depreciation       (1,097,075)
                                        -----------

          Property, net                 $ 2,723,080
                                        ===========

Trust Account
- -------------

The Company maintains a trust account for the benefit of clients. Related funds are deposited in trust bank accounts and reflected as a trust liability until such amounts held in trust are remitted to clients. The trust account cash balance of $395,158 is reflected as restricted cash in the accompanying consolidated balance sheet at September 30, 1995.

Income Taxes
- ------------

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (Statement 109), "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance for deferred tax assets is provided when it is more likely than not that some or all of the deferred tax assets will not be realized through future operations.

Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           For The Period From January 1, 1995 To September 30, 1995
                    And For The Year Ended December 31, 1994


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
- -------------------------------------------------------------------------------

Revenue Recognition
- -------------------

Fees related to the collection of receivables owned by the Company's customers are recognized upon the collection of the receivables. As of September 30, 1995, the Company has obtained legal judgments for the collection of receivables (and related interest) owned by the Company's customers amounting to approximately $32,000,000 (unaudited). In addition, as of September 30, 1995, the Company has incurred approximately $604,482 in legal and court costs which have not been collected and have been charged to operations over prior periods.

Revenues from collections on purchased portfolios are recognized after the cost of such portfolios have been recovered.

Earnings Per Share
- ------------------

Net income per share is computed using the weighted average shares outstanding. There were no common stock equivalents outstanding during the periods presented herein.

Rental Operations
- -----------------

The Company leases a portion of the building it occupies to unrelated parties. The results of rental operations for the nine month period ended September 30, 1995 and for the year ended December 31, 1994 are as follows:

                              1995         1994
                           ----------   ----------

     Rental income          $243,950     $328,793
     Interest expense        (50,839)     (67,786)
     Utilities               (58,381)     (54,150)
     Depreciation            (13,331)     (17,775)
                            --------     --------

                            $121,399     $189,082
                            ========     ========

Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           For The Period From January 1, 1995 To September 30, 1995
                    And For The Year Ended December 31, 1994


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
- -------------------------------------------------------------------------------

Prior Period Adjustment
- -----------------------

The Company adjusted its 1994 financial statements to properly restate the carrying value of a note receivable and a note payable. The effect of such adjustment was to reduce retained earnings as of December 31, 1993 in the amount of $102,981 and reduce 1994 net income in the amount of $15,471. Also see Note 1 for discussion of the restatement of the acquisition of MCSI.

NOTE 2 - PORTFOLIO RECEIVABLES
- ------------------------------

Portfolio receivables consist of the following as of September 30, 1995:

     Face value                       $26,944,985
                                      ===========

     Original purchase price          $   951,913
     Proceeds from sales                 (353,191)
     Collections (cost recovery)         (115,389)
                                      -----------

     Portfolio receivables            $   483,333
                                      ===========

NOTE 3 - NOTES RECEIVABLE FROM SHAREHOLDERS
- -------------------------------------------

The notes receivable from shareholders bear an interest rate of 6% per annum and are due on various dates from March 16, 1997 to December 12, 1997.

NOTE 4 - LINE OF CREDIT
- -----------------------

On August 16, 1995, the Company entered into a $750,000 line of credit agreement with a bank which expires on August 30, 1996. Interest on the borrowings are charged monthly based on a commercial bank's prime rate plus 2.0% per annum (10.75% at September 30, 1995). The borrowings are secured by substantially all of the Company's assets as defined under a security agreement. The Company must comply with certain covenants as defined under the agreement.


Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           For The Period From January 1, 1995 To September 30, 1995
                    And For The Year Ended December 31, 1994


NOTE 4 - LINE OF CREDIT, continued
- ----------------------------------

Net borrowings from the line of credit at September 30, 1995 amounted to
$659,095.   Proceeds from the line of credit were to be used to acquire portfolio receivables. At September 30, 1995, the Company has $90,905 available under this line of credit.

On June 27, 1995, the Company refinanced the then outstanding borrowings from its line of credit amounting to $515,000 and the then outstanding term notes payable amounting to $281,285; the aggregate balance refinanced on June 27, 1995 was $796,285 (see Note 5).

NOTE 5 - LONG-TERM DEBT
- -----------------------

Long-term debt consists of the following at September 30, 1995:

Note payable to bank, secured by
certain equipment, due in monthly
payments of$10,969, including interest
at 11% per annum, through 2000 at which
time the entire principal balance
is due and payable.                                   $  786,442

Mortgage note payable to bank,
collateralized by land and building, due in
monthly payments of $14,089, including interest
at 8% per annum, through December 2000 at
which time the entire principal balance is due
and payable.                                           1,895,135

Note payable to an unrelated retirement trust
collateralized by certain equipment, interest at
11% per annum, due in monthly installments of
$1,957 through May 3, 1996.                               15,027
                                                      ----------

Total long-term debt                                  $2,696,604
                                                      ==========

Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           For The Period From January 1, 1995 To September 30, 1995
                    And For The Year Ended December 31, 1994


NOTE 5 - LONG-TERM DEBT, continued
- ----------------------------------

Annual maturities of long-term debt at September 30, 1995 are as follows:

        Years Ending
        September 30,
        -------------

           1996               $   81,126
           1997                   73,140
           1998                   80,943
           1999                   89,599
           2000                  586,282
           Thereafter          1,785,514
                              ----------

                              $2,696,604
                              ==========

The Company must comply with certain covenants as defined under the agreements.

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES
- -----------------------------------------

In connection with the acquisition of MCSI (Note 1), the Company issued notes aggregating $850,000 payable to the former MCSI shareholders, $100,000 of which was paid in September 1995, with the remaining balance due on or about June 12, 1996, together with interest at 8%, per annum. In June 1996, the note was extended to December 31, 1996.

The Company has reflected the issuance of the notes payable as an accrued dividend and, accordingly, such amounts have been deducted in the accompanying consolidated statement of shareholders' equity (capital deficiency) (see Note
7).

NOTE 7 - SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
- --------------------------------------------------

LSI and MBI Acquisitions
- ------------------------

In connection with the Company's stock-for-stock acquisitions of LSI and MBI in December 1994 (see Note 1), the Company issued an aggregate of 208,165 shares (restated for the effect of the reverse acquisition) of the Company's common stock in exchange for 100% of the outstanding common stock of the acquirees (LSI and MBI). Since the acquisitions were accounted as a transfer of assets at historical costs similar to a pooling of interests, such shares have been reflected as outstanding since January 1, 1994, in the accompanying consolidated statement of shareholders' equity (capital deficiency).

Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           For The Period From January 1, 1995 To September 30, 1995
                    And For The Year Ended December 31, 1994


NOTE 7 - SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY), continued
- -------------------------------------------------------------

Common Stock Issuances
- ----------------------

On September 12, 1995, the Company issued 2,100,000 shares of its common stock for $400,000 and a $100,000 non-interest bearing note which was paid in September 1995.

On the same date, the Company reflected 151,271 shares of its common stock retained in connection with the reverse acquisition of TCG (see Note 1). Management determined such shares to be of no value as TCG had no operations nor underlying assets.

Dividends
- ---------

As discussed in Note 6, in connection with the reverse acquisition of TCG (see
Note 1), the $850,000 notes payable issued to the former MCSI shareholders have been reflected as an accrued dividend in the accompanying consolidated statement of shareholders' equity (capital deficiency). In addition, concurrently with the consummation of the reverse acquisition (see Note 1), the former MCSI shareholders received $400,000 in cash which has also been reflected as a dividend.

Stock Option Plan
- -----------------

In October 1995, the Board of Directors approved the 1995 Stock Option Plan and reserved a total of 450,000 shares of the Company's stock available for non-qualified and qualified stock options under the plan. The plan stipulates that no officer, director or 5% shareholder may participate. No options to purchase shares have been granted.

Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           For The Period From January 1, 1995 To September 30, 1995
                    And For The Year Ended December 31, 1994


NOTE 8 - LEASES
- ---------------

Lessee
- ------

The Company leases certain equipment under non-cancelable operating leases which expire at various times through fiscal 1999. Future annual minimum lease payments, in the aggregate, under operating leases at September 30, 1995 are as follows:

          Years Ending
          September 30,
          -------------
             1996                $ 51,916
             1997                  51,447
             1998                  20,539
             1999                   5,982
                                 --------

                                 $129,884
                                 ========

Rent expense under all operating leases totaled $46,942 in 1995 and $158,149 in 1994. From January 1, 1994 to November 30, 1994, the Company leased its corporate facilities from a partnership, affiliated through common ownership of the Company, under an operating lease. Through the lease, the Company paid approximately $135,100 during the year ended December 31, 1994 which is included in rent expense above.

Lessor
- ------

The Company leases a portion of its building to unrelated entities under operating leases which expire at various times through December 1, 2000. Future annual collections under these non-cancelable operating leases as of September 30, 1995 are as follows:

          Years Ended
          September 30,
          -------------

             1996               $229,766
             1997                167,080
             1998                 98,802
             1999                 41,263
             2000                 41,263
                                --------

                                $578,174
                                ========

Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           For The Period From January 1, 1995 To September 30, 1995
                    And For The Year Ended December 31, 1994


NOTE 9 - PROFIT SHARING
- -----------------------

Through December 31, 1994, the Company maintained a non-contributory profit sharing plan covering all employees having one year of service or more. The Company did not make a contribution to the plan in 1994. Effective January 1, 1995, the Company terminated the profit sharing plan. In connection with such termination, all employees became fully vested and no liability was incurred by the Company.

NOTE 10 - INCOME TAXES
- ----------------------

Income tax expense for the nine-month period ended September 30, 1995 consists of:

                                                           Current    Deferred     Total
                                                           --------   --------   --------
     U.S. Federal                                           $   ---    $   ---   $    ---
     State and local                                          3,200        ---      3,200
                                                           --------   --------   --------

                                                            $ 3,200    $   ---   $  3,200
                                                           ========   ========   ========

Income tax expense for the year ended December 31, 1994 consists of:

                                                           Current    Deferred     Total
                                                           --------   --------   --------
     U.S. Federal                                           $14,956   $    ---   $ 14,956
     State and local                                          8,117        ---      8,117
                                                           --------   --------   --------

                                                            $23,073   $    ---   $ 23,073
                                                           ========   ========   ========

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 1995 are presented below:

Deferred tax assets:
  Net operating loss carryforwards                                               $  8,858
  Accounts receivable, principally due to
   allowance for doubtful accounts                                                  5,422
  Compensated absences principally due to
   accrual for financial reporting                                                 14,381
  Less valuation allowance                                                        (28,661)
                                                                                 --------

     Net deferred tax assets                                                     $    ---
                                                                                 ========

Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           For The Period From January 1, 1995 To September 30, 1995
                    And For The Year Ended December 31, 1994


NOTE 10 - INCOME TAXES, continued
- ---------------------------------

The valuation allowance increased $4,455 and $5,967 during the nine-month period ended September 30, 1995 and the year ended December 31, 1994, respectively.

Income tax expense for the nine-month period ended September 30, 1995 differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before income taxes as a result of the following:

                                                 $          %
                                            ----------   -------

Computed "expected" tax benefit               $(7,346)   (34.0%)

Increase (reduction) in income taxes
 resulting from:
  Non-deductible meals and entertainment
   expense                                      3,000     13.9
  Change in valuation allowance                 4,455     20.6
  State and local income taxes                 (1,340)    (6.2)
  Other                                         4,431     20.5
                                            ----------   -------

                                              $ 3,200     14.8%
                                            ==========   =======

Income tax expense for the year ended December 31, 1994 differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before income taxes as a result of the following:

                                                 $          %
                                            ----------   -------

Computed "expected" tax expense              $ 20,365     34.0%

Increase (reduction) in income taxes
 resulting from:
  Non-deductible meals and entertainment
   expense                                      2,112      3.5
  Change in valuation allowance                 5,967     10.0
  State and local income taxes                  3,713      6.2
  Other                                        (9,084)   (15.2)
                                            ----------   -------

                                             $ 23,073     38.5%
                                            ==========   =======

Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           For The Period From January 1, 1995 To September 30, 1995
                    And For The Year Ended December 31, 1994


NOTE 11 - CONCENTRATION OF CREDIT RISK
- --------------------------------------

The Company maintains cash balances in a financial institution in excess of amounts insured by Federal agencies. The potential uninsured amount aggregates approximately $657,392 at September 30, 1995.

The Company conducts business primarily in the commercial, retail and medical industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for potential credit losses and such losses to date have been within management's expectations. At September 30, 1995, two customers accounted for 24% and 14% of total accounts receivable. The revenues for the period from January 1, 1995 to September 30, 1995 and for the year ended December 31, 1994 were substantially comprised of collection efforts relating to a few customers.