Form 10QSB/A
period 1995-12-31
CYPRESS FINANCIAL SERVICES INC
filed 1996-08-01
CIK 811510

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-QSB/A

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1995
                                              -----------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ______________

     Commission File Number              0-17192
                            ---------------------------------------

                        CYPRESS FINANCIAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)


               NEVADA                                95-313122

      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)            Identification No.)

5400 ORANGE AVENUE, SUITE 200, CYPRESS, CA               90630
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

                              (1)Yes  X    No
                                     ---      ---
                              (2)Yes  X    No
                                     ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

               Common Stock                   4,500,271  as of July 29, 1996
                                              ----------       -------------
================================================================================

                       CYPRESS FINANCIAL SERVICES, INC.
                                  FORM 10-QSB

                                     INDEX

                                                                          Page
                                                                          ----
PART I.          FINANCIAL INFORMATION

     Item 1.     Condensed Consolidated Balance Sheet at
                 December 31, 1995...............................          1

                 Condensed Consolidated Statements of Operation
                 for the three months ended December 31, 1995
                 and 1994........................................          2

                 Condensed Consolidated Statements of Cash Flows
                 for the three months ended December 31, 1995
                 and 1994........................................          3

                 Notes to Condensed Consolidated
                 Financial Statements............................          4

     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations...          8


PART II.         OTHER INFORMATION


     Item 1.     Other Information...............................         10

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                               December 31, 1995



                                     ASSETS

Cash                                              $   173,979
Restricted cash                                       348,290
Notes receivable from shareholders                     65,583
Accounts receivable, net                              283,928
Portfolio receivables                                 494,135
Property, net                                       2,705,774
Other                                                  42,178
                                                  -----------

                                                  $ 4,113,867
                                                  ===========

           LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)

Accounts payable                                  $    42,517
Trust payables                                        348,290
Accrued liabilities                                   100,670
Notes payable to related parties                      750,000
Line of credit                                        749,195
Long-term debt                                      2,675,949
                                                  -----------

     Total liabilities                              4,666,621
                                                  -----------

Commitments and contingencies

Shareholders' equity (capital deficiency):
  Preferred stock, 5,000,000 shares
   authorized, none outstanding                             -
  Common stock, $0.001 par value; 30,000,000
   shares authorized; 4,500,271 shares
   issued and outstanding                               4,500
  Additional paid-in capital                          495,500
  Accumulated deficit                              (1,052,754)
                                                  -----------

     Total capital deficiency                        (552,754)
                                                  -----------

                                                  $ 4,113,867
                                                  ===========

                      See accompanying notes to condensed
                       consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       For The Three-Month Periods Ended
                           December 31, 1995 and 1994



                                               1995          1994
                                            -----------   -----------

Revenues:
  Service fees                              $1,034,472    $1,210,573
  Portfolio income                               2,431           ---
                                            ----------    ----------
                                             1,036,903     1,210,573

Selling, general and administrative
  expenses                                   1,070,477     1,210,940
                                            ----------    ----------

Loss from operations                           (33,574)         (367)
                                            ----------    ----------

Other income (expense):
  Interest expense                             (58,032)      (41,287)
  Rental operations, net                        35,201        36,002
  Loss on sale of assets                           ---        (6,548)
                                            ----------    ----------
                                               (22,831)      (11,833)
                                            ----------    ----------

Loss before provision for income taxes         (56,405)      (12,200)

Provision for income taxes                       3,949         2,951
                                            ----------    ----------

Net loss                                    $  (60,354)   $  (15,151)
                                            ==========    ==========

Net loss per share                              $(0.01)       $(0.01)
                                            ==========    ==========

Weighted average shares outstanding          4,500,271     2,249,000
                                            ==========    ==========




                      See accompanying notes to condensed
                       consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For The Three-Month Periods Ended
                           December 31, 1995 and 1994



                                                 December 31,    December 31,
                                                     1995            1994
                                                 -------------   -------------

Cash flows from operating
 activities:
  Net loss                                          $ (60,354)      $ (15,151)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization                      21,990          13,812
    Changes in operating assets and
     liabilities:
      Accounts receivable                              14,262        (159,801)
      Portfolio receivable                            (10,802)              -
      Accounts payable                                (57,586)         54,465
      Trust payables                                  (46,368)        (23,311)
      Accrued liabilities                            (139,582)        (14,077)
                                                    ---------       ---------

  Net cash used in operating activities              (278,440)       (144,063)
                                                    ---------       ---------

Cash flows from investing activities:
  Purchases of plant, property and
   equipment                                           (4,684)        (56,760)
  Notes receivable from shareholder                    (5,083)        (54,250)
  Decrease (increase) in other assets                 (16,361)         33,049
  Decrease in restricted cash                          46,868          23,031
                                                    ---------       ---------

  Net cash provided by (used in)investing
   activities                                          20,740         (54,930)
                                                    ---------       ---------

Cash flows from financing activities:
  Net borrowings from line of credit                   90,100         (50,000)
  Long-term debt                                      (20,655)        136,056
                                                    ---------       ---------

  Net cash provided by financing activities            69,445          86,056
                                                    ---------       ---------

Net decrease in cash                                 (188,255)       (112,937)

Cash, at beginning of period                          362,234         127,817
                                                    ---------       ---------

Cash, at end of period                              $ 173,979       $  14,880
                                                    =========       =========


                      See accompanying notes to condensed
                       consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       For The Three-Month Periods Ended
                           December 31, 1995 and 1994



NOTE 1 - QUARTERLY INFORMATION
- ------------------------------

The accompanying unaudited, condensed and consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all disclosures that would be presented in the Annual Report on Form 10-KSB of Cypress Financial Services, Inc. (the "Company"). These financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-KSB as of and for the nine-month period ended September 30, 1995.

The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position for the interim period. The results are not necessarily indicative of results to be expected for the full year.

NOTE 2 - RESTATEMENT OF FINANCIAL INFORMATION
- ---------------------------------------------

As described in the Company's 1995 Annual Report on Form 10-KSB, The Christmas Guild, Inc. ("TCG") acquired the issued and outstanding common stock of Medical Control Services, Inc. ("MCSI"). The Company previously reported the transaction as an acquisition by TCG of MCSI. The acquisition should have been accounted for as a reverse acquisition, with MCSI being the acquiring corporation. Accordingly, management has retroactively restated the consolidated financial statements for all periods presented to properly reflect the effects of the reverse acquisition. The accompanying condensed consolidated statements of operations and of cash flows have been presented for the three months ended December 31, 1994 to include the accounts of MCSI previously excluded.


Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                       For The Three-Month Periods Ended
                           December 31, 1995 and 1994

NOTE 2 - RESTATEMENT OF FINANCIAL INFORMATION, continued
- --------------------------------------------------------

The effect of the restatement on the condensed consolidated balance sheet of the Company as of December 31, 1995 is as follows:

     Decrease in property, net                 $(1,660,229)
     Decrease in reimbursable collection
      costs                                       (628,836)
     Decrease in goodwill                       (2,063,151)
     Decrease in deferred income taxes             910,333
                                               -----------

     Net decrease in shareholders' equity      $(3,441,883)
                                               ===========

The effects of the restatement on the results of the Company's operations for the three months ended December 31, 1995 was to decrease the net loss by $13,876 and net loss per share by $0.01.

NOTE 3 - PORTFOLIO RECEIVABLES
- ------------------------------

Portfolio receivables represent liquidating portfolios of delinquent accounts which have been purchased by the Company for collection and are stated at cost. Cost is reduced by cash collections on a portfolio by portfolio basis and revenue is recognized when cash collections for a portfolio exceed its cost basis. Portfolio receivables consist of the following at December 31, 1995:

 Face value                                                             $35,226,771
                                                                        ===========

 Original purchase price                                                $ 1,383,995
 Proceeds from sales                                                       (658,806)
 Collections (cost recovery)                                               (231,054)
                                                                        -----------

 Portfolio receivables                                                  $   494,135
                                                                        ===========
NOTE 4 - PROPERTY
- -----------------

Property consists of the following at December 31, 1995:

 Land                                                                   $   866,575
 Building                                                                 1,540,577
 Equipment and furnishings                                                1,417,687
                                                                        -----------
                                                                          3,824,839
 Less accumulated depreciation                                           (1,119,065)
                                                                        -----------

                                                                        $ 2,705,774
                                                                        ===========

Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                       For The Three-Month Periods Ended
                           December 31, 1995 and 1994



NOTE 5 - INDEBTEDNESS
- ---------------------

Net borrowings from the line of credit at December 31, 1995 amounted to $749,195. Interest on the borrowings are charged monthly based on a commercial bank's prime rate plus 2.0% per annum (10.75% at December 31, 1995). Proceeds from the line of credit were primarily used to acquire portfolio receivables. At December 31, 1995, the Company has $805 available under this line of credit.

Long-term debt at December 31, 1995 consists of the following:

Note payable to bank, secured by certain
equipment, due in monthly payments of
$10,969, including interest at 11% per annum,
through 2000 at which time the entire
principal balance is due and payable.                          $  775,262

Mortgage note payable to bank, collateralized
by land and building, due in monthly payments
of $14,089, including interest at 8% per annum
through December 5, 2000, at which time the
entire principal balance is due and payable.                    1,891,167

Note payable to an unrelated retirement trust
collateralized by certain equipment,
interest at 11% per annum, due in monthly
installments of $1,957 through May 3, 1996.                         9,520
                                                               ----------

Long-term debt                                                $ 2,675,949
- --------------                                                ===========

Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                       For The Three-Month Periods Ended
                           December 31, 1995 and 1994



NOTE 6 - INCOME TAXES
- ---------------------

The Company provides for income taxes based on the estimated effective tax rate expected for the year. During the three-month periods ended December 31, 1995 and 1994, income tax expense was not significant. In addition, at December 31, 1995, deferred tax assets and liabilities were not significant.

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

          The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. Management has retroactively restated the Consolidated Financial Statements for all periods presented in this report to properly reflect the effect of the acquisition of MCSI by the Company. The acquisition had previously been reported as an acquisition of MCSI by the Company rather than a recapitalization of MCSI and the acquisition of The Christmas Guild through the issuance of new shares.

          Generally, the effects of such restatement on the Company's Consolidated Balance Sheet as of September 30, 1995 is a net decrease in shareholder's equity of approximately $3,471,000 which primarily is the result of an approximately $1,663,000 decrease in the property to its original cost and the elimination of approximately $2,098,000 of previously reported goodwill.

          This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, competition which has and will continue to put price pressure on the Company's third party collection business, the cost and availability of capital to finance its receivables portfolio and overall macro economic conditions which generally have a direct effect on the Company's ability to collect on the receivables

          RESULTS OF OPERATIONS.
          ----------------------

THREE MONTHS ENDED DECEMBER 31, 1995 VERSUS THREE MONTHS ENDED DECEMBER 31, 1994
- --------------------------------------------------------------------------------

          The Company's operating revenues of approximately $1,037,000 for the three months ended December 31, 1995 are compared to its operating revenues for the three months ended December 31, 1994 of approximately $1,210,000. Operating revenues during these periods primarily represent fees related to the collection of receivables owned by the Company's customers and do not include any material revenues from the portfolio receivables purchased directly by the Company. The decrease in the Company's operating revenues for the three months ended December 31, 1995 as compared to its operating revenues for the three months ended December 31, 1994 is primarily the result of the Company's efforts to expand its business to include direct purchases of receivables and other debtor obligations for its own portfolio. In 1994, management identified a downward trend in the commission rate structure of the collection business and has aggressively increased its direct portfolio purchases, which it expects will eventually lead to increased operating revenues.

          As of December 31, 1995 the Company's direct purchases of portfolio receivables had a face value of approximately $35,226,000 as compared to a face
value of approximately $26,944,000 as of September 30, 1995.   During the three
months ended December 31, 1995, the Company did realize proceeds from sales of portfolio receivables of approximately $658,000 as compared to approximately $353,000 for the three months ended September 30, 1995 and from collection of the portfolio receivables of approximately $231,000 as compared to approximately $115,000. The Company's accounting policy does not recognize revenue from the sales or collections of its portfolio receivables until after the recovery of the cost of the portfolio. Therefore, the Company expects to start to recognize a significant portion of its revenues from portfolio receivables later this fiscal year after it recovers the cost of acquiring the receivables.

          Operating expenses for the three months ended December 31, 1995 were approximately $1,070,000 as compared to operating expenses of approximately $1,211,000 for the three month period ended December 31, 1994. The Company was able to substantially reduce its operating expenses as a result of management's early recognition of the commission rate trend and its efforts to consolidate its operations and lower administrative overhead.

          The Company had a loss from operations for the three months ended December 31, 1995 of approximately $34,000 as compared to approximately breaking even for the three months ended December 31, 1994. The Company's efforts to reduce its overhead and consolidate its operations enabled the Company to minimize its loss from operations despite its lower revenues. The Company believes that, after it recovers the cost of its portfolio receivables, it will realize an increase in revenues from servicing its own portfolio receivables without any material increase in its operating expenses.

          Interest expense for the three months ended December 31, 1995 increased to approximately $58,000 from approximately $41,000 for the three month period ended December 31, 1994 due to an increase in borrowings to acquire its portfolio receivables. The Company expects to continue to utilize its credit facility to finance future acquisitions of portfolio receivables.

          Net rental income for the three months ended December 31,1995 was approximately $35,000 as compared to approximately $36,000 for the three month period ended December 31, 1994.

          The Company reported a net loss of approximately $60,000 for the three months ended December 31, 1995 as compared to a net loss of approximately $15,000 for the three months ended December 31, 1994. The increased net loss resulted primarily from lower revenues from its third party collection of receivables and higher interest expenses to finance its portfolio receivables.

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

          The Company has historically been funded though cash flows from operations. The Company has recently used its existing credit facility which has an outstanding balance of approximately $749,195 as of December 31, 1995 to acquire portfolio receivables. The Company's credit facility, which carries an interest rate of prime plus 2% and, which was due to expire on August 16, 1996, has been extended to January 1997. Management plans to purchase additional portfolio receivables which will necessitate the raising of additional capital
through the issuance of either debt or equity securities.   There are no
assurances that such financing will be obtained and any delays in raising additional capital will effect the Company's ability to acquire a material amount of additional portfolio receivables.

          The Company currently has outstanding long-term debt which is secured by a mortgage and certain equipment with certain financial institutions in the amount of approximately $2,675,000. The Company's equipment debt is a term note with a remaining balance of approximately $775,000 which is due in 2000 and which carries an interest rate of 11%. The Company mortgage note has a remaining balance of approximately $1,891,000 and carries an 8% interest rate
and is due on December 5, 2000.    Management will continue to service its
outstanding long-term debt through its cash flows from operations.

          The Company also has outstanding approximately $750,000 notes which are payable to the shareholders of MCSI and were incurred in connection with the acquisition. These notes carry an interest rate of 8% and are due on December 31, 1996. Management expects to satisfy this obligation through the issuance of either debt or equity securities, or otherwise through general working capital. There are no assurances that such debt or equity financing will be obtained.

Part II  OTHER INFORMATION

         None.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CYPRESS FINANCIAL SERVICES, INC.


Date: July 29, 1996                         By:     /s/ FARREST HAYDEN
                                                    ----------------------------
                                                    Farrest Hayden
                                                    Chairman of the Board
                                                    and Chief Executive Officer


Date:  July 29, 1996                        By:     /s/ OTTO LACAYO
                                                    ---------------------------
                                                    Otto J. Lacayo
                                                    Director, Chief Financial
                                                    Officer and Vice President
                                                    (Principal Accounting
                                                    Officer)