Form 10QSB/A
period 1996-03-31
CYPRESS FINANCIAL SERVICES INC
filed 1996-08-01
CIK 811510

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996
                                                --------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    ---------------   ---------------

                       Commission File Number   0-17192
                                                -------

                       CYPRESS FINANCIAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)

              NEVADA                                           95-313122

      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)

5400 ORANGE AVENUE, SUITE 200, CYPRESS, CA                       90630
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

                                (1) Yes  X   No
                                       ----     ----
                                (2) Yes  X   No
                                       ----     ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

    Common Stock                                 4,500,271 as of July 29, 1996
                                                 ---------       -------------
================================================================================

                       CYPRESS FINANCIAL SERVICES, INC.
                                  FORM 10-QSB

                                     INDEX

                                                                    PAGE
                                                                    ----
PART I.       FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Balance Sheet
              as of March 31, 1996...............................    1


              Condensed Consolidated Statements of Operations
              for the three and six-month periods ended
              March 31, 1996 and 1995............................    2


              Condensed Consolidated Statements of Cash Flows
              for the three months ended March 31, 1996 and
              1995...............................................    3


              Notes To Condensed Consolidated
              Financial Statements...............................    4

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operation.......    8


PART II.      OTHER INFORMATION

     ITEM 1.  Other Information..................................   12

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 March 31, 1996


                                     ASSETS

Cash                                              $   425,961
Restricted cash                                       416,802
Notes receivable from shareholders                     66,833
Accounts receivable, net                              363,631
Portfolio receivables                                 369,828
Property, net                                       2,708,503
Other                                                  26,557
                                                  -----------
                                                  $ 4,378,115
                                                  ===========

           LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)

Accounts payable                                  $    58,046
Trust payables                                        416,802
Accrued liabilities                                   208,221
Notes payable to related parties                      750,000
Line of credit                                        798,414
Long-term debt                                      2,650,942
                                                  -----------
      Total liabilities                             4,882,425
                                                  -----------

Commitments and contingencies

Shareholders' equity (capital deficiency):
  Preferred stock, 5,000,000 shares
   authorized, none outstanding                             -
  Common stock, $0.001 par value; 30,000,000
   shares authorized; 4,500,271 shares
   issued and outstanding                               4,500
  Additional paid-in capital                          495,500
  Accumulated deficit                              (1,004,310)
                                                  -----------

     Total capital deficiency                        (504,310)
                                                  -----------

                                                  $ 4,378,115
                                                  ===========

                      See accompanying notes to condensed
                       consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       For The Three-Month Periods Ended
                            March 31, 1996 and 1995


                                            1996          1995
                                         -----------   -----------

Revenues:
  Service fees                           $1,313,048    $1,109,546
  Portfolio income                           45,619             -
                                         ----------    ----------
                                          1,358,667     1,109,546

Selling, general and administrative
  expenses                                1,283,773       977,328
                                         ----------    ----------

Income from operations                       74,894       132,218
                                         ----------    ----------

Other income (expense):
  Interest expense                          (57,053)      (41,287)
  Rental operations, net                     30,603        31,110
                                         ----------    ----------
                                            (26,450)      (10,177)
                                         ----------    ----------

Income before provision for
 income taxes                                48,444       122,041

Provision for income taxes                        -        37,449
                                         ----------    ----------

Net income                               $   48,444    $   84,592
                                         ==========    ==========

Net income per share                     $     0.01    $     0.04
                                         ==========    ==========

Weighted average shares outstanding       4,500,271     2,249,000
                                         ==========    ==========


                      See accompanying notes to condensed
                       consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                        For The Six-Month Periods Ended
                            March 31, 1996 and 1995


                                            1996          1995
                                         -----------   -----------

Revenues:
  Service fees                           $2,347,520    $2,320,119
  Portfolio income                           48,050             -
                                         ----------    ----------
                                          2,395,570     2,320,119

Selling, general and administrative
  expenses                                2,354,250     2,188,268
                                         ----------    ----------

Income from operations                       41,320       131,851
                                         ----------    ----------

Other income (expense):
  Interest expense                         (115,085)      (82,574)
  Rental operations, net                     65,804        67,112
  Loss on sale of assets                          -        (6,548)
                                         ----------    ----------
                                            (49,281)      (22,010)
                                         ----------    ----------

Income (loss) before provision for
 income taxes                                (7,961)      109,841

Provision for income taxes                    3,949        40,400
                                         ----------    ----------

Net income (loss)                        $  (11,910)   $   69,441
                                         ==========    ==========

Net income (loss) per share                  $(0.00)        $0.03
                                         ==========    ==========

Weighted average shares outstanding       4,500,271     2,249,000
                                         ==========    ==========



                      See accompanying notes to condensed
                       consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For The Six-Month Periods Ended
                            March 31, 1996 and 1995


                                              1996         1995
                                           ----------   ----------

Cash flows from operating
 activities:
  Net income (loss)                         $(11,910)   $  69,441
  Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:
    Depreciation and amortization             34,800       45,323
    Loss on sale of assets                         -        6,548
    Changes in operating assets and
     liabilities:
      Accounts receivable                    (65,441)    (181,975)
      Portfolio receivables                  113,505     (189,887)
      Accounts payable                       (41,557)      71,281
      Trust payables                          21,644       42,729
      Accrued liabilities                    (32,031)      74,775
                                            --------    ---------

  Net cash provided by (used in)
   operating activities                       19,010      (61,765)
                                            --------    ---------

Cash flows from investing activities:
  Purchases of plant, property and
   equipment                                 (20,223)     (44,012)
  Notes receivable from shareholders          (6,333)     (64,750)
  Other assets                                  (740)      16,544
  Increase in restricted cash                (21,644)     (43,009)
  Proceeds from sale of assets                     -      (56,760)
                                            --------    ---------

  Net cash used in investing
   activities                                (48,940)    (191,987)
                                            --------    ---------

Cash flows from financing activities:
  Net borrowings from line of credit         139,319      139,887
  Repayments of long-term debt               (45,662)     230,532
                                            --------    ---------

  Net cash provided by financing
   activities                                 93,657      370,419
                                            --------    ---------

Net increase in cash                          63,727      116,667

Cash, at beginning of period                 362,234      127,817
                                            --------    ---------

Cash, at end of period                      $425,961    $ 244,484
                                            ========    =========

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

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   For The Three and Six-Month Periods Ended
                            March 31, 1996 and 1995



NOTE 1 - QUARTERLY INFORMATION
- ------------------------------

The accompanying unaudited, condensed and consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all disclosures that would be presented in the Annual Report on Form 10-KSB of Cypress Financial Services, Inc. (the "Company"). These consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB as of and for the nine-month period ended September 30, 1995.

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

NOTE 2 - RESTATEMENT OF FINANCIAL INFORMATION
- ---------------------------------------------

As described in the Company's Annual Report on Form 10-KSB, The Christmas Guild, Inc. ("TCG") acquired the issued and outstanding common stock of Medical Control Services, Inc. ("MCSI"). The Company previously reported the transaction as an acquisition by TCG of MCSI. The acquisition should have been accounted for as a reverse acquisition, with MCSI being the acquiring corporation. Accordingly, management has retroactively restated the consolidated financial statements for all periods presented to properly reflect the effects of the reverse acquisition. The accompanying condensed consolidated statements of operations and of cash flows have been presented for the three and six months ended March 31, 1995 to include the accounts of MCSI previously excluded.


Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                   For The Three and Six-Month Periods Ended
                            March 31, 1996 and 1995



NOTE 2 - RESTATEMENT OF FINANCIAL INFORMATION, continued
- --------------------------------------------------------

The effect of the restatement on the condensed consolidated balance sheet of the Company as of March 31, 1996 is as follows:

     Decrease in property, net                      $(1,655,063)
     Decrease in reimbursable collection costs         (673,566)
     Decrease in goodwill                            (2,028,182)
     Decrease in deferred income taxes                  907,927
                                                    -----------

     Net decrease in shareholders' equity           $(3,448,884)
                                                    ===========

The effects of the restatement on the results of the Company's operations for the three and six months ended March 31, 1996 was to decrease net income by $6,500 and decrease net loss by $7,376, respectively; net income (loss) per share was not impacted during either period.

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

Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                   For The Three and Six-Month Periods Ended
                            March 31, 1996 and 1995

NOTE 4 - PROPERTY
- -----------------

Property consists of the following at March 31, 1996:

     Land                               $   866,575
     Building                             1,540,577
     Equipment and furnishings            1,433,226
                                        -----------
                                          3,840,378

     Less accumulated depreciation       (1,131,875)
                                        -----------

                                        $ 2,708,503
                                        ===========

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

Long-term debt at March 31, 1996 consists of the following:


Note payable to bank, secured by certain equipment,
due in monthly payments of $10,969, including interest
at 11% per annum, through December 5, 2000 at which
time the entire principal balance is due and payable.             $   763,813

Mortgage note payable to bank, collateralized by
land and building, due in monthly payments of $14,089,
including interest at 8% per annum through December 5,
2000, at which time the entire principal balance
is due and payable.                                                 1,887,129
                                                                  -----------

Long-term debt                                                    $ 2,650,942
- --------------                                                    ===========

NOTE 6 - INCOME TAXES
- ---------------------

Income tax expense for the periods presented are based on the estimated effective tax rate to be incurred for the year. Deferred tax assets and liabilities at March 31, 1996, were not considered significant.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

GENERAL
- -------

The Company is engaged in the collection of receivables owned by entities in the commercial, retail and medical industries. The Company earns commission on receivables collected for the Company's clients. In 1994, management identified a downward trend in the commission rate structure of the collection business and commencing January 1995, the Company began purchasing a significant amount of receivables for its own collection account ("Portfolio Receivables"). The Company has aggressively increased its purchases of Portfolio Receivables for its own collection and anticipates that this will become a significant portion of its future operations. The Company's accounting policy does not recognize revenue from ongoing collection and resale of its Portfolio Receivables until after the recovery of the cost of each portfolio.

          The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. Management has retroactively restated the Consolidated Financial Statements for all periods presented in this report to properly reflect the effect of the acquisition of Medical Control Services, Inc. ("MCSI") by the Company. The acquisition had previously been reported as an acquisition of MCSI by the Company rather than a recapitalization of MCSI and the acquisition of The Christmas Guild through the issuance of new shares.

          Generally, the effects of such restatement on the Company's Consolidated Balance Sheet as of September 30, 1995 is a net decrease in shareholder's equity of approximately $3,471,000 which primarily is the result of an approximately $1,663,000 decrease in the property to its original cost and the elimination of approximately $2,098,000 of previously reported goodwill.

          This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, competition which has and will continue to put price pressure on the Company's third party collection business, the cost and availability of capital to finance its receivables portfolio and overall macro economic conditions which generally have a direct effect on the Company's ability to collect on the receivables.

RESULTS OF OPERATIONS
- ---------------------

THREE MONTHS ENDED MARCH 31, 1996 VERSUS THREE MONTHS ENDED MARCH 31, 1995

The Company's operating revenues of approximately $1,358,667 for the three months ended March 31, 1996 are compared to its operating revenues for the three months ended March 31,1995 of approximately $1,109,000. The increase of approximately $249,000 in the Company's operating revenues for the three months ended March 31, 1996 as compared to its operating revenues for the three months ended March 31, 1995, is primarily the result of an increase of approximately $203,000 in revenues in the Company's billing services division and approximately $45,000 from collection of Portfolio Receivables, after recovery of 100% of the cost of purchasing such accounts. Revenues related to the Company's other collection divisions have either decreased or remained relatively constant because the Company began devoting its efforts primarily to expand its purchases of receivables and other debtor obligations for its own portfolio.

As of March 31, 1996, the Company's direct purchases of Portfolio Receivables had a remaining face value of approximately $38,388,000 as compared to a remaining face value of approximately $35,226,000 as of March 31, 1995. The Company's accounting policy does not recognize revenue from the sales or collections of its Portfolio Receivables until after the recovery of the cost of each portfolio. During the three months ended March 31, 1996, the Company received proceeds from sales and collections of Portfolio Receivables of approximately $351,000 as compared to approximately $423,000 for the three months ended March 31,1995. The difference in comparison of the two quarters is due to the Company's emphasis on retaining the collection of the Company's Portfolio Receivables for a longer time period to produce greater revenue, and by extending the resale time period of Portfolio Receivables. This is evidenced by the comparison of sales of approximately $305,000 and collections of approximately $117,966 for the quarter ending March 31, 1995 and sales of approximately $157,303 and collections of approximately $194,000 for the quarter ending March 31, 1996.

Operating expenses for the three months ended March 31, 1996 were approximately $1,283,000 as compared to operating expenses of approximately $977,000 for the three months ended March 31, 1995. The increase is primarily attributable to an increase in payroll costs, accounting fees, reimbursable collection costs, skip tracing costs, and an increase in personnel and other support for the collection of the Company's Portfolio Receivables.

The Company had income from operations for the three months ended March 31, 1996 of approximately $75,000 as compared to the income from operations of approximately $132,000 for the three months ended March 31, 1995 as a result of the factors described above.

Interest expense for the three months ended March 31, 1996 increased to approximately $57,000 from approximately $41,000 for the three month period ended March 31, 1995 due to an increase in borrowings to acquire its Portfolio Receivables. The Company expects to continue to utilize its credit facility to finance future acquisitions of Portfolio Receivables.

Net rental income for the three months ended March 31,1996 was approximately $30,000 as compared to approximately $31,000 for the three month period ended March 31, 1995.

The Company reported a net income of approximately $48,000 for the three months ended March 31, 1996 as compared to a net income of approximately $84,000 for the three months ended March 31, 1995. The decrease in net income resulted primarily from the increase in operating expenses and an increase in interest expense to finance the acquisition of its Portfolio Receivables.

SIX MONTHS ENDED MARCH 31, 1996 VERSUS SIX MONTHS ENDED MARCH 31, 1995

The Company's operating revenues of approximately $2,395,000 for the six months ended March 31, 1996 are compared to its operating revenues for the six months ended March 31, 1995 of approximately $2,320,000. The increase of approximately $75,000 in the Company's operating revenues for the six months ended March 31, 1996 as compared to its operating revenues for the six months ended March 31, 1995 are primarily from collection of Portfolio Receivables, after recovery of 100% of the cost of purchasing such accounts. Revenues relating to Company collection divisions, other than its billing services division, have either decreased or remained relatively constant since the Company began devoting its efforts primarily to expand its purchases of receivables and other debtor obligations for its own portfolio.

As of March 31, 1996, the Company's direct purchases of Portfolio Receivables had a remaining face value of approximately $38,388,000. During the six months ended March 31, 1996, the Company received proceeds from sales and collections of Portfolio Receivables of approximately $774,000. The Company's accounting policy does not recognize revenue from the sales or collections of its Portfolio Receivables until after the recovery of the cost of its portfolio. Therefore, the Company expects to recognize an increasing portion of its revenues from Portfolio Receivables as it recovers the cost of acquiring such Portfolio Receivables.

Operating expenses for the six months ended March 31, 1996 were approximately $2,354,000 as compared to operating expenses of approximately $2,188,000 for the three months ended March 31, 1995. The increase in operating expenses is primarily attributable to an increase in payroll costs, reimbursable collection costs, skip tracing costs and an increase in personnel and other support for the collection of the Portfolio Receivable, and an increase in costs related to the acquisition of MCSI.

The Company had income from operations for the six months ended March 31, 1996 of approximately $41,000 as compared to the income from operations of approximately $131,000 for the six months ended March 31, 1995 as a result of the factors described above.

Interest expense for the six months ended March 31, 1996 increased to approximately $115,000 from approximately $82,000 for the six month period ended March 31, 1995. The Company expects to continue to utilize its credit facility to finance future acquisitions of Portfolio Receivables.

Net rental income for the six months ended March 31,1996 was approximately $65,000 as compared to approximately $67,000 for the three month period ended March 31, 1995.

The Company reported a net loss of approximately $11,000 for the six months ended March 31, 1996 as compared to a net income of approximately $69,000 for the six months ended March 31, 1995. The net loss resulted primarily from an increase in operating expenses as a result of its Portfolio Receivables business and to costs associated with the acquisition of MCSI, and higher interest expenses to finance its Portfolio Receivables.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically been funded through cash flows from operations. The Company has recently used its existing credit facility, which has an outstanding balance of $798,414 as of March 31, 1996, to acquire Portfolio Receivables. The Company's credit facility, which carries an interest rate of prime plus 2% has been increased to $1,250,000 and is due to expire on January 24, 1997. Management plans to purchase additional Portfolio Receivables which will necessitate the raising of additional capital through the issuance of either debt or equity securities. There are no assurances that such financing will be obtained and any delays in raising additional capital will affect the Company's ability to acquire a material amount of additional portfolios.

The Company currently has outstanding long-term debt with financial institutions of $2,650,942 which is collateralized by a mortgage and certain equipment. The Company's equipment debt is a term note with a remaining balance of $763,813 which is due in 2000 and carries an interest rate of 11% per annum. The Company's mortgage note has a remaining balance of $1,887,129 and carries an interest rate of 8% per annum and is due on March 5, 2000. Management is currently evaluating the feasibility of refinancing the mortgage note payable. In either case, management expects to continue to service its outstanding long-term debt through its cash flows from operations.

The Company also has outstanding notes with a balance of approximately $750,000 which are payable to the shareholders of MCSI and were incurred in connection with the acquisition of such entity. These notes carry an interest rate of 8% per annum and are due on December 31, 1996. Management expects to satisfy this obligation through either the proceeds from the refinancing of the mortgage note or through the issuance of either debt or equity securities, or otherwise through general working capital. There are no assurances that such debt or equity financing will be obtained.

PART II  OTHER INFORMATION

         None.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       CYPRESS FINANCIAL SERVICES, INC.


Date: July 29, 1996                          By: /s/ FARREST HAYDEN
                                                 -------------------------
                                                 Farrest Hayden
                                                 Chairman of the Board and
                                                 Chief Executive Officer


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
