Form 10KSB/A
period 1995-09-30
CYPRESS FINANCIAL SERVICES INC
filed 1996-09-11
CIK 811510

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 4,500,271 shares of the Registrants Common Stock issued and outstanding as of September 9, 1996.

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

                                    PART II


ITEM 5 MARKET FOR THE REGISTRANTS COMMON STOCK AND RELATED SECURITY HOLDERS MATTERS

    As of the date of this report, there is no established public trading market for the Company's Common Stock. As of September 9, 1996, there were approximately 1,543 Common Stock shareholders.

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

    Operating expenses for the nine months ended September 30, 1995 were $3,369,000 as compared to $5,149,000 for the full twelve month period ended December 31, 1994. This decrease in operating expenses, on an annualized basis, is directly attributable to management's early recognition of the commission rate trend and its efforts to consolidate its operations and lower its administrative overhead. The reduction in operating expenses was primarily attributable to a reduction in salaries, wages and related benefits for the nine months ended September 30, 1995 to approximately $2,063,000 as compared to approximately $3,116,000 for the full twelve month period ended December 31, 1994. The reduction in salaries, wages and related benefits on an annualized basis was a result of reductions in the compensation of each executive by an average of 31% as well as a 10% wage reduction for all the other employees. Management was also able to further reduce operating expenses by reducing selling, general and administrative expenses for the nine months ended September 30, 1995 to approximately $1,195,000 as compared to approximately $1,893,000 for the full twelve month period ended December 31, 1994. Management was able to achieve these reductions in selling, general and administrative expenses through efficiencies achieved by reducing legal costs and expenses relating to receivable collections, reducing telecommunications expenses and centralizing its collection operations for its subsidiaries. Management believes that the consolidation of its operations and the reductions in salaries and administrative expenses will allow the Commpany to operate more efficiently.

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

    Pursuant to the terms of the Agreement, on September 12, 1995, the Najor Family Investment Trust, the Belgravia Fund, Ltd., the Keyes Family Trust and the Peninsula Group Trust and four other persons purchased 2,100,000 shares (post-split) of the Company's common stock for $400,000 in cash and a one-month note for $100,000 which note has been paid in full. Immediately thereafter the Company purchased all of the outstanding capital stock of MCSI (consisting of 8,265 shares of MCSI common stock) from Farrest Hayden, Otto Lacayo and Thomas Ziegler in exchange for $400,000 in cash, a one-month note for $100,000 (which note has been paid in full), a note for $750,000 secured by the Company's office building located in Cypress, California and 2,249,000 shares of common stock (post-split as reflected in Item 11 above) of the Company.

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

         4.1 Specimen of Common Stock of Registrant, incorporated by reference from Registrant's Form 8-K filed on December 20, 1995, Exhibit 4.2.

         10.2 1995 Stock Option Plan of Registrant, incorporated by reference from Registrant's Form 8-K filed on December 20, 1995, Exhibit 10.2.

    (b)  Reports on Form 8-K.
         -------------------

         The following reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report and through the date of this report.

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


                                          CYPRESS FINANCIAL SERVICES, INC.


Date: September 11, 1996           By /s/ FARREST HAYDEN
                                      -------------------------------
                                          Farrest Hayden
                                          Chairman of the Board and
                                          Chief Executive Officer

    In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      Signatures                 Title                      Date Signed
- -----------------------      --------------------------    ------------------

/s/ FARREST HAYDEN            Chairman of the Board        September 11, 1996
- -----------------------       Chief Executive Officer
Farrest Hayden                and President

/s/ OTTO J. LACAYO            Director, Chief Financial    September 11, 1996
- -----------------------       Officer and Vice
Otto J. Lacayo                President (Principal
                              Accounting Officer)

/s/ DANIEL NAJOR              Director                     September 11, 1996
- -----------------------
Daniel Najor

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
                                                       ----------

                                                       $4,348,312
                                                       ==========

              See independent auditors' report and accompanying
                  notes to consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                   For The
                                                 Period From
                                                  January 1,          For The
                                                   1995 To          Year Ended
                                                September 30,      December 31,
                                                     1995              1994
                                                -------------      ------------

Revenues (Note 1):
  Service fees                                   $3,372,408         $5,159,750
  Income on portfolio receivables                    21,229                ---
                                                 ----------         ----------
                                                  3,393,637          5,159,750
                                                 ----------         ----------

Operating expenses:
   Salaries, wages and related benefits           2,063,596          3,116,532
   Selling, general and administrative
   (Notes 1 and 8)                                1,195,962          1,893,213
  Depreciation                                      109,318            139,368
                                                 ----------         ----------
                                                  3,368,876          5,149,113
                                                 ----------         ----------

Income from operations                               24,761             10,637
                                                 ----------         ----------

Other income (expense):
  Interest expense (Notes 1, 4 and 5)              (155,967)          (133,275)
  Rental operations (Notes 1 and 8)                 121,399            189,082
  Other                                             (11,798)            (6,548)
                                                 ----------         ----------
                                                    (46,366)            49,259
                                                 ----------         ----------

Income (loss) before provision for income
 taxes                                              (21,605)            59,896

Provision for income taxes
 (Notes 1 and 10)                                     3,200             23,073
                                                 ----------         ----------

Net income (loss)                                $  (24,805)        $   36,823
                                                 ==========         ==========

Net income (loss) per share (Note 1)             $    (0.01)        $     0.02
                                                 ==========         ==========

Weighted average shares outstanding
 (Note 1)                                         2,399,085          2,249,000
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

Restatement
- -----------

Cypress previously reported the reverse merger with TCG as an acquisition by TCG of MCSI. The estimated fair value of the consideration given by TCG was determined to be $6,872,500. The consideration was allocated to net assets acquired, resulting in goodwill totaling $2,003,311 (after taking into effect a $3,240,000 impairment adjustment recorded after the acquisition in September
1995). In July of 1996, Cypress determined that generally accepted accounting principles require the acquisition to be accounted for as a reverse acquisition with MCSI being the acquiring corporation. Accordingly, management has retroactively restated the consolidated financial statements for all periods presented to properly reflect the effects of the reverse acquisition.

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

Portfolio Receivables
- ---------------------

Portfolio receivables represent liquidating portfolios of delinquent accounts which have been purchased by the Company for collection and are stated on a portfolio by portfolio basis at the lower of cost or net realizable value. Cost is reduced by cash collections on a portfolio by portfolio basis until collections equal cost. Net realizable value represents management's estimate of the remaining net proceeds to be realized from a given portfolio, based on an account by account evaluation of the remaining uncollected delinquent receivables and on the historical collection experience of the specific portfolio and similar portfolios.

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