Form 10KSB40
period 1996-09-30
CYPRESS FINANCIAL SERVICES INC
filed 1996-12-27
CIK 811510

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended September 30, 1996  Commission File Number:  0-17192

                       CYPRESS FINANCIAL SERVICES, INC.
                (Name of Small Business Issuer in its Charter)


            NEVADA                                      95-3137322
   (State or other jurisdiction of                    (I.R.S Employer
  incorporation or organization)                     Identification No.)

 5400 ORANGE AVENUE, SUITE 200, CYPRESS, CALIFORNIA                     90630
      (Address of principal executive offices)                       (Zip Code)

Issuer's Telephone Number:          (714) 995-0627

         Securities registered under Section 12(b) of the Exchange Act:
        (Title of each class)                    (Name of each exchange on
                                                 which registered)
        NONE                                     NONE

        Securities registered under Section 12(g) of the Exchange Act:

                             (Title of each class)
                                 COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES (X)            NO ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year: $5,371,942.

The aggregate value of the Registrant's Common Stock held by non-affiliates of the Registrant is $2,315,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 4,500,271 shares of the Registrant's Common Stock issued and outstanding as of November 30, 1996.

================================================================================

ITEM 1    DESCRIPTION OF BUSINESS

GENERAL

     Cypress Financial Services, Inc., a Nevada corporation (together with its subsidiaries, the "Company"), provides accounts receivable management, administration and debt collection services primarily to health care providers, and consumer credit issuers. In addition to its third party collection business, in January 1995, the Company started to acquire accounts receivable and other consumer obligations for its own collection portfolio. The types of distressed and discounted obligations the Company has or intends to acquire for its own portfolio include performing and non-performing installment loans, secured and unsecured consumer and commercial loans, credit card obligations and accounts receivable. The Company's sources for these distressed and discounted obligations are federal and state banking and savings and loan institutions, hospitals, finance companies, insurance companies, credit unions, consumer credit issuers, and other collection agencies.

     The Company operates primarily through wholly-owned subsidiaries or divisions that serve specific segments of the collection service industry. The Company's subsidiaries or divisions include: (i) Medical Control Services, Inc. ("MCSI"), a collection agency servicing the health care industry; (ii) Merchants Recovery Services, Inc. ("MRSI"), a company that primarily offers accounts receivable collection services to banks, credits unions, public utilities and retailers; (iii) Lien Solutions, Inc. ("LSI"), a company that specializes in the recovery of unpaid worker's compensation claims primarily for healthcare service providers, including hospitals and doctors; (iv) My Boss, Inc. dba Business Office Support Services ("BOSS"), a company that provides pre-collection consulting and credit monitoring services to medical providers and other businesses that extend credit; and (v) Revenue Practice Enhancements ("RPE"), a division of MCSI that offers complete electronic billing services for doctors' offices.

HISTORY

     The Company was originally incorporated under the name "Oxford Venture Corporation" on February 7, 1987. On June 7, 1988, the Company acquired all of the capital stock of The Christmas Group, Inc., a California corporation, which remained a subsidiary of the Company. On June 24, 1988, the Company changed its name to "The Christmas Guild, Inc."

     From 1989 until September 12, 1995 the Company was operationally inactive at which time it entered into a Definitive Securities Purchase Agreement and Plan of Reorganization with Medical Control Services, Inc., a California corporation. Pursuant to such agreement, the Company acquired all of the outstanding capital stock of MCSI and its subsidiaries. MCSI has been in the accounts receivable management administration and debt collection business since 1977. On December 7, 1995, the Company amended and restated its Articles of Incorporation to change its name to "Cypress Financial Services, Inc."

OPERATING SUBSIDIARIES

     The Company does business through the following operating subsidiaries under trade names which serve the collection, billing and other office support needs of the collection service industry:

     MEDICAL CONTROL SERVICES , INC.

     MCSI was incorporated in California in 1977 as a collection agency servicing the health care industry. MCSI has service contracts with over 1,000 clients that include, hospitals, medical groups, doctors, laboratories, radiology centers, emergency rooms and convalescent homes. The volume of annual collection assignments for MCSI reached in excess of $35 million in fiscal 1996. MCSI also operates RPE, a division that offers medical providers out sourcing services for their patient billing process. RPE utilizes state of the art billing software that covers all national private insurance carriers, including Medicaid and Medicare.

     MERCHANTS RECOVERY SERVICES, INC.

     MRSI was incorporated in California in 1982 to serve the accounts receivable collection needs for commercial businesses. MRSI has service contracts with over 1,000 clients that include banks, credit unions, public utilities, and wholesale and retail establishments. The volume of annual account assignments reached in excess of $86 million in fiscal 1996. In January 1995, MRSI began to diversify from purely a debt collection service on a contingency basis to include direct purchases of credit card debt from banks and other sources of distressed or discounted consumer obligations for its own collection and/or re-sale. Since commencing this program in January 1995, MRSI purchased over $92 million of such obligations for its own portfolio, including $55 million during fiscal 1996. See "Portfolio Management."

     LIEN SOLUTIONS, INC.

     LSI was incorporated in California in 1984 to provide specialized collection services to clients that have complex collection needs. LSI has developed sophisticated systems and procedures for resolving its clients contested workers compensation claims which, unlike typical collection matters, are governed by the Workers' Compensation Appeals Board, which has exclusive jurisdiction over such claims. In addition, LSI also extends its specialized service to third-party payor disputes, such as personal injury liens, Medicare, HMO denials and lien subrogation. In fiscal 1996, LSI received collection assignments in excess of $16 million.

     MY BOSS, INC. DBA BUSINESS OFFICE SUPPORT SERVICES

     BOSS was incorporated in California in 1989 to provide its clients with pre-collection management of their accounts receivable. BOSS acts as an extension of its clients' accounts receivable department by utilizing its staff of trained representatives and its sophisticated data processing support systems to replace or supplement the traditional accounts receivable department. By using its employees, computers and predictive dialing, BOSS is able to more effectively receive payment from its clients' patients than the traditional method of pre-collection demand letters. The pre-collection services offered by BOSS are aimed at lowering the cost of collection for its clients and increasing recovery rates of its clients receivables before the receivables become bad debt. BOSS acts as the accounts receivable department allowing the client's personnel to focus on other productive tasks. In fiscal 1996, BOSS received collection assignments in excess of $25 million.

CONTINGENT COLLECTION SERVICE AGREEMENTS

     The Company is generally retained on a month-to-month-basis by its clients to administer current receivables or to collect past due debts with fees payable on a contingent basis based upon the amount collected. The Company negotiates its commission rate with each client, depending upon the size, aging and general collectibility of the accounts.

PORTFOLIO MANAGEMENT

     Over the past several years there has been a substantial amount of discounted consumer debt being sold by financial institutions as a result of changes in the financial regulatory requirements of such entities. These changes in the financial requirements have led to numerous mergers, as well as other means of recapitalizing these institutions. One method some of these financial institutions use to strengthen their current financial condition is to charge-off non-performing loans or other delinquent credit facilities and sell these accounts to third parties like the Company for immediate cash.

     Typically loans or accounts sold by the originating creditors are sold in large portfolios that range in size from tens of thousands to multi-million dollars in outstanding balances. By utilizing the Company's data systems and technology, the Company is able to quickly analyze the integrity of a given portfolio of such assets and other debtor information provided by the originating lenders. As a result of its credit and collection analysis, and based on its extensive collection experience, the Company is able to approximate the collection value of the portfolio and thereby determine the amount that should be paid for the portfolio. Although only a small percent of the total outstanding principal balances of most of the portfolio can ultimately be collected, the Company is able to acquire the portfolio at such deep discounts from the portfolio's total principal amount that the Company can generate a significant cash flow on its investment by utilizing its existing collection systems and technology.

     Once a portfolio is purchased, the Company utilizes its general accounts receivable management and debt collection services to generate cash flow on the portfolio. Because the cost to acquire the portfolio is extremely low for each individual account within the portfolio, the Company can offer more attractive settlement and payment options to the individual debtors than those debtors have been offered by the originating lender or that can be offered by the Company on a contingent basis. The cash flow generated from the Company's portfolio collections is then used to acquire additional portfolio assets. As of September 30, 1996, the Company's own portfolio of distressed and discounted obligations had an outstanding face value of $59 million.

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

     The Company is currently upgrading its systems and believes that upon completion, its processing support and management information systems will be sufficient to substantially expand its business without significant additional capital expenditure.

CUSTOMERS

     The Company generally has a broad and well diversified client base that includes hospitals, medical groups, laboratories, convalescent homes, banks, credit unions, public utilities, and wholesale and retail establishments.

     Although the Company has several large customers, and the loss of any one of these customers could have a material adverse effect on the Company's operations, no customer comprises more than 10% of the Company's consolidated revenues. Moreover, as the Company continues to increase the amount of obligations acquired for its own portfolio, the Company will become less dependent on the revenue generated from its third party clients on a contingency basis.

MARKETING

     The Company maintains a full-time staff of sales representatives that continuously solicit business by pursuing leads from existing clients, using multiple business and commerce directories and utilizing promotional materials. Recently, the Company began advertising its services on the Internet by establishing a WEB page which describes the Company's services. In addition, the Company has started to advertise its services through more traditional media, including newspapers and magazines.

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

EMPLOYEES

     As of September 30, 1996, the Company had 84 full time employees and 23 part-time employees, of whom 4 are management personnel, 6 are sales and marketing personnel, 4 are legal personnel, 15 are MCSI collectors, 17 are MRSI collectors, 18 are LSI collectors, 26 are BOSS pre-collection representatives, 1 is an RPE billing clerk, 2 are accounting personnel and 14 are operations support personnel. The Company believes that its relations with its employees are good. The Company is a not a party to any collective bargaining agreement.

ITEM 2   DESCRIPTION OF PROPERTIES

     The Company owns its office building and property located at 5400 Orange Avenue, Cypress, California where it conducts its operations. The office building, which was purchased in 1993, contains approximately 50,000 square feet of office space. Currently, the Company occupies approximately 26,000 square feet for its operations, and makes the remainder of the building available for lease to third party tenants. Although the Company may establish remote offices to better serve its clients, the Company believes that its current facility is suitable and adequate for its current and anticipated operations.

ITEM 3   LEGAL PROCEEDINGS

     As of September 30, 1996, the Company is not involved in any litigation in which it is a defendant, although the Company is involved, from time to time, in litigation that is incident to its collection business. The Company regularly initiates legal proceedings as a plaintiff in connection with its routine collection activities.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1996.

                                    PART II

ITEM 5 MARKET FOR THE REGISTRANTS COMMON STOCK AND RELATED SECURITY HOLDERS MATTERS

     On September 30, 1996, the Company's Common Stock began trading in the over-the-counter market and prices are quoted on NASDAQs Electronic Bulletin Board under the symbol "CYFS". The opening bid price was $2.50 per share without taking into account retail markups, markdowns or commissions and may not represent actual transactions. In addition, because a significant amount of the Company's securities are restricted securities pursuant to Rule 144, the aggregate amount of shares held by non-affiliates that are not restricted is limited. Therefore, any trading in the Company's Stock is expected to be limited and sporadic.

     Prior to such listing, there was no established public trading market for the Company's Common Stock. As of December 15, 1996, there were approximately 1,500 Common Stock shareholders.

DIVIDEND POLICY

     The Company has never paid a dividend and does not anticipate paying any cash dividends in the foreseeable future. The Company intends to retain any earnings to provide funds to finance future growth.

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

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. The Company reported nine months of operating activity at September 30, 1995 as a result of the recapitalization of MCSI and the acquisition of Company by MCSI on September 12, 1995 and the change in its fiscal year from December 31 to September 30. Accordingly, management has provided its analysis of the nine months ended September 30, 1995 compared to the year ended September 30, 1996, although inherent limitations exist in the comparability of such financial information.

     This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, competition which has and will continue to put price pressure on the Company's third party collection business, the cost and availability of capital to finance its receivables portfolio and overall macro-economic conditions.

RESULTS OF OPERATIONS

     Revenues for the twelve month months ended September 30, 1996, were $5,372,000 as compared to revenues of $3,394,000 for the nine months ended September 30, 1995. The increase in revenues, on an annualized basis, resulted primarily from an increase in revenues attributable to collection of its own portfolio of distressed and discounted obligations. For the twelve months ended September 30, 1996, the Company recognized approximately $501,000 in revenues from the collection of receivables from its own portfolio as compared with $21,000 in such revenues recognized for the nine months ended September 30, 1995. Revenues from collection of its own portfolios are recognized only after the cost of such portfolios has been recovered. As of September 30, 1996, the Company had paid approximately $2,300,000 and recovered approximately $1,813,000 of such costs through the sale and collection of certain of its portfolio receivables, leaving a portfolio carrying value of approximately $487,000 at September 30, 1996. As of September 30, 1996, the Company's remaining outstanding balance on its own portfolio was approximately $58 million as compared to an outstanding balance of approximately $27 million at September 30, 1995.

     In addition to the increase in revenues attributable to collection of its own portfolio, the Company's third party collection revenues for the period ended September 30, 1996 increased approximately 8%, on an annualized basis, as compared to the nine months ended September 30, 1995. Despite continuing reductions in the commission rates on its third party collection business, the Company was able to increase its collection revenues as a result of upgrading certain collection tools, prioritizing its debtors and a new contract with one of its existing customers.

     Although the Company believes that its third party collection business will continue to experience downward pressure on commission rates, increased revenues from its own portfolio of distressed and discounted obligations will make the Company less sensitive to competitive contingent fee price pressure. Management believes that the revenues generated from its own portfolios will continue to increase as a percentage of the Company's total revenues.

     Operating expenses for the twelve months ended September 30, 1996 were $5,132,000 as compared to $3,369,000 for the nine months ended September 30, 1995. The increase in expenses, on an annualized basis, was directly attributable to the Company's continued expansion into direct purchases of discounted obligations for its own portfolio and the related costs to collect such receivables. In addition, the Company hired nine new collection personnel and incurred additional training and telecommunications expenses related to its expanded collection efforts.

     Income from operations for the twelve months ended September 30, 1996 was approximately $240,000 as compared to $25,000 for the nine months ended September 30, 1995. The increase in operating income is directly related to the expansion into direct purchases of portfolio receivables.

     Interest expense for the twelve months ended September 30, 1996 increased to $315,000 from $156,000 for the nine months ended September 30, 1995 due to the increase in borrowings to acquire its portfolio receivables. The Company expects to continue to utilize its credit facility to finance future acquisitions of portfolio receivables.

     The Company owns the 50,000 square foot commercial building where its headquarters are located. The Company occupies approximately 51% of the building with the remaining 49% being occupied by tenants on short-term leases. Net rental income for the twelve months ended September 30, 1996 was

$143,000 as compared to $121,000 for the nine months ended September 30, 1995. The decrease in net rental income for 1996 on an annualized basis was due to the Company occupying more space within the building and to lower average monthly rental rates for the remaining space over the prior period.

     The Company reported net profit of $30,000 for the twelve months ended September 30, 1996 as compared to a net loss of $24,000 for the nine months ended September 30, 1995. The increase in net income resulted from the expansion into purchases of portfolio receivables for its own account.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1995, the Company had $750,000 of notes payable to the shareholders of MCSI, which were incurred in connection with the acquisition. During the twelve months ended September 30, 1996, $60,000 was repaid to one shareholder. The remaining $690,000 of notes payable was converted Series A Preferred Stock on September 30, 1996.

     Historically, the Company has funded its operations through cash flows from operations. Management intends to generate increased revenues through additional purchases of discounted obligations for its own portfolio. The Company's credit facility, which has been increased to $1,250,000 and carries an interest rate of prime plus 2% on any outstanding balance or 10.25% at September 30, 1996, and which expires on January 23, 1997, has been used primarily for the purchase of portfolio receivables. The outstanding balance of the line of credit at September 30, 1996 was approximately $992,000. Management intends to either renew the obligation through its existing bank, or consider extinguishing the indebtedness through a placement of alternative debt securities or equity securities. There are no assurances that such refinancing will be obtained by management. The Company has also financed certain of its equipment and fixtures with a term note that carries an interest rate of 11% that is due in June, 2000. As of September 30, 1996, the balance on this term note was approximately $740,000.

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

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Information required by this item will be contained in the Company's Information Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 1996 and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this item will be contained in the Company's Information Statement be filed with the Securities and Exchange Commission within 120 days after September 30, 1996 and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be contained in the Company's Information Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 1996 and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be contained in the Company's Information Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 1996 and is incorporated herein by reference.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits: See "Exhibit Index".

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1996.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CYPRESS FINANCIAL SERVICES, INC.


Date:  December 20, 1996           By: /s/ Farrest Hayden
                                       ------------------------------
                                   Farrest Hayden
                                   Chairman of the Board and
                                   Chief Executive Officer

     In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures                    Title                       Date Signed
----------                    -----                       -----------

/s/ Farrest Hayden        Chairman of the Board           December 20, 1996
-------------------
Farrest Hayden            Chief Executive Officer
                          and President


/s/ Otto J. Lacayo        Director, Chief Financial       December 20, 1996
--------------------
Otto J. Lacayo            Officer and Vice President
                          (Principal Accounting Officer)


/s/ Daniel Najor          Director                        December 20, 1996
------------------
Daniel Najor

/s/ Graham E. Gill        Director                        December 20, 1996
-------------------
Graham E. Gill

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                            Page
                                                            ----
CYPRESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Independent Auditors' Report . . . . . . . . . . . . . . .   F-2

Consolidated Balance Sheet As Of September
  30, 1996 . . . . . . . . . . .  . . . . . . . . . . . . .  F-3

Consolidated Statements Of Operations For The
  Year Ended September 30, 1996 And For The
  Period From January 1, 1995 To September
  30, 1995 . . . . . . . . . . . . . . . . . . . . . . . .   F-4

Consolidated Statements Of Shareholders'
  Equity (Capital Deficiency) For The Year
  Ended September 30, 1996 and For The Period
  From January 1, 1995 To September 30, 1995 . . . . . . .   F-5

Consolidated Statements Of Cash Flows For
  The Year Ended September 30, 1996 And For
  The Period From January 1, 1995 To
  September 30, 1995 . . . . .  . . . . . . . . . . . . . .  F-6

Notes To Consolidated Financial Statements
  For The Year Ended September 30, 1996 And
  For The Period From January 1, 1995 To
  September 30, 1995  . . . . . . . . . . . . . . .  F-8 to F-21

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


The Board of Directors
Cypress Financial Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Cypress Financial Services, Inc. and subsidiaries (the "Company") as of September 30, 1996, and the related consolidated statements of operations, shareholders' equity (capital deficiency) and cash flows for the year then ended and for the period from January 1, 1995 to September 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cypress Financial Services, Inc. and subsidiaries as of September 30, 1996, and the results of their operations and their cash flows for the year ended September 30, 1996 and for the period from January 1, 1995 to September 30, 1995 in conformity with generally accepted accounting principles.

As more fully described in Note 1 to the consolidated financial statements, the Company has restated its 1995 consolidated financial statements to reflect its revised accounting for the reverse acquisition of The Christmas Guild, Inc. by Medical Control Services, Inc.



                                                       CORBIN & WERTZ

Irvine, California
November 1, 1996

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                              September 30, 1996


                                ASSETS (Note 4)
Cash                                                             $  520,706
Restricted cash (Note 1)                                            452,590
Accounts receivable, net of allowance for
 doubtful accounts of $15,000 (Note 1)                              592,572
Portfolio receivables (Note 2)                                      486,505
Property, net of accumulated depreciation
 of $1,245,286 (Notes 1 and 5)                                    2,619,014
Notes receivable from shareholders (Note 3)                          60,500
Other                                                                24,077
                                                                 ----------

                                                                 $4,755,964
                                                                 ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                 $   72,942
Trust payables (Note 1)                                             452,590
Accrued liabilities                                                 390,795
Line of credit (Note 4)                                             992,085
Long-term debt (Note 5)                                           2,620,026
                                                                 ----------

   Total liabilities                                              4,528,438
                                                                 ----------

Commitments and contingencies (Notes 6 and 7)

Shareholders' equity (Notes 1 and 6):
 Series A convertible, redeemable preferred
  stock, $0.001 par value, $2.00 liquidation
  preference per share, 5,000,000 shares
  authorized; 345,000 shares issued and
  outstanding                                                       690,000
 Common stock, $0.001 par value; 30,000,000
  shares authorized; 4,500,271 shares issued
  and outstanding                                                     4,500
 Paid-in capital                                                    495,500
 Accumulated deficit                                               (962,474)
                                                                 ----------
 Total shareholders' equity                                         227,526
                                                                 ----------

                                                                 $4,755,964
                                                                 ==========


               See independent auditors' report and accompanying
                  notes to consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  For The
                                                                Period From
                                                  For The        January 1,
                                                 Year Ended       1995 To
                                               September 30,   September 30,
                                                    1996            1995
                                               --------------  --------------
Revenues (Note 1):
  Service fees                                     $4,870,062    $3,372,408
  Income on portfolio receivables
   (Note 2)                                           501,880        21,229
                                                   ----------    ----------
                                                    5,371,942     3,393,637
                                                   ----------    ----------

Operating expenses:
  Salaries, wages and related benefits              3,401,800     2,063,596
  Selling, general and administrative
   (Notes 1 and 7)                                  1,595,105     1,195,962
  Depreciation                                        134,736       109,318
                                                   ----------    ----------
                                                    5,131,641     3,368,876
                                                   ----------    ----------

Income from operations                                240,301        24,761
                                                   ----------    ----------

Other income (expense):
  Interest expense, net (Notes 4,
   5 and 6)                                          (314,850)     (155,967)
  Rental operations (Notes 1 and 7)                   143,475       121,399
  Other                                                   ---       (11,798)
                                                   ----------    ----------
                                                     (171,375)      (46,366)
                                                   ----------    ----------

Income (loss) before provision for
 income taxes                                          68,926       (21,605)

Provision for income taxes (Note 8)                    39,000         3,200
                                                   ----------    ----------

Net income (loss)                                  $   29,926    $  (24,805)
                                                   ==========    ==========

Net income (loss) per share (Note 1)                    $0.01        $(0.01)
                                                   ==========    ==========

Weighted average shares outstanding
 (Note 1)                                           4,500,271     2,399,085
                                                   ==========    ==========



               See independent auditors' report and accompanying
                  notes to consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES



                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (CAPITAL DEFICIENCY)

                  For The Year Ended September 30, 1996 And
           For The Period From January 1, 1995 To September 30, 1995


                                                        Series A Convertible,                Retained
                                                             Redeemable                      Earnings
                                       Common Stock        Preferred Stock      Paid-in    (Accumulated
                                    ------------------  ---------------------
                                    Shares      Amount  Shares         Amount   Capital      Deficit)       Total
                                    ------      ------  ------         ------   --------   ------------     -----
Balances at January 1, 1995         2,249,000   $2,249      ---      $    ---   $  7,251   $ 272,905    $ 282,405

Common stock issued for
 cash (Notes 1 and 6)               2,100,000    2,100      ---           ---    497,900         ---      500,000

Common stock of TCG retained
 in connection with reverse
 acquisition (Notes 1 and 6)          151,271      151      ---           ---       (151)        ---          ---

Dividend to MCSI shareholders
 (Notes 1 and 6)                          ---      ---      ---           ---     (9,500)   (390,500)    (400,000)

Accrued dividend to MCSI
 shareholders (Notes 1 and 6)             ---      ---      ---           ---        ---    (850,000)    (850,000)

Net loss                                  ---      ---      ---           ---        ---     (24,805)     (24,805)
                                  -----------  -------  -------  ------------  ---------   ---------    ---------

Balances at September 30, 1995      4,500,271    4,500      ---           ---    495,500    (992,400)    (492,400)

Preferred stock issued in
 satisfaction of related party
 notes payable (Note 6)                   ---      ---  345,000       690,000        ---         ---      690,000

Net income                                ---      ---      ---           ---        ---      29,926       29,926
                                  -----------  -------  -------  ------------  ---------   ---------    ---------

Balances at September 30, 1996      4,500,271   $4,500  345,000      $690,000   $495,500   $(962,474)   $ 227,526
                                  ===========  =======  =======  ============  =========   =========    =========


               See independent auditors' report and accompanying
                  notes to consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For The
                                                                Period From
                                                  For The        January 1,
                                                 Year Ended       1995 To
                                               September 30,   September 30,
                                                    1996            1995
                                               --------------  --------------
Cash flows from operating activities:
  Net income (loss)                                $  29,926       $ (24,805)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:
    Depreciation and amortization                    153,151         123,129
    Changes in operating assets and
     liabilities:
      Accounts receivable, net                      (294,382)       (109,716)
      Portfolio receivables                           (3,172)       (483,333)
      Accounts payable                               (26,661)        (36,627)
      Accrued liabilities                            150,543         151,765
      Other                                           (3,200)         11,798
                                                   ---------       ---------

  Net cash provided by (used in)
   operating activities                                6,205        (367,789)
                                                   ---------       ---------

Cash flows from investing activities:
  Other assets                                           ---          (4,860)
  Notes receivable from shareholders                     ---          (6,250)
  Purchases of equipment                             (44,145)        (63,272)
                                                   ---------       ---------

  Net cash used in investing activities              (44,145)        (74,382)
                                                   ---------       ---------

Cash flows from financing activities:
  Net borrowings from line of credit                 332,990         659,095
  Proceeds received from long-term debt                  ---         182,012
  Repayment on notes payable to related
   parties (Notes 1 and 6)                           (60,000)       (100,000)
  Repayments on long-term debt                       (76,578)        (51,582)
  Dividends paid to former MCSI
   shareholders (Notes 1 and 6)                          ---        (400,000)
  Proceeds from issuance of common stock
   (Notes 1 and 6)                                       ---         500,000
                                                   ---------       ---------

  Net cash provided by financing activities          196,412         789,525
                                                   ---------       ---------

Net increase in cash                                 158,472         347,354

Cash, at beginning of period                         362,234          14,880
                                                   ---------       ---------

Cash, at end of period                             $ 520,706       $ 362,234
                                                   =========       =========


Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                  For The
                                                                Period From
                                                  For The        January 1,
                                                 Year Ended       1995 To
                                               September 30,   September 30,
                                                    1996            1995
                                               --------------  --------------
Supplemental disclosure of cash flow
 information -
  Cash paid during the period for:
    Interest                                       $ 326,231       $ 201,244
                                                   =========       =========
    Income taxes                                   $   6,330       $   7,973
                                                   =========       =========

Supplemental disclosure of noncash investing and financing activities:
  During the year ended September 30, 1996, the Company issued
   345,000 shares of its Series A convertible, redeemable preferred stock in satisfaction of $690,000 in notes payable to the former shareholders of MCSI, which are current shareholders and officers of the Company (Note 6).


               See independent auditors' report and accompanying
                  notes to consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   For The Year Ended September 30, 1996 And
           For The Period From January 1, 1995 To September 30, 1995


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization and Basis of Presentation
--------------------------------------

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

On September 12, 1995, TCG acquired the issued and outstanding common stock of Medical Control Services, Inc. and its wholly owned subsidiaries ("MCSI") for 2,249,000 shares of its common stock, $400,000 in cash and notes payable totaling $850,000 (see Note 6). Concurrently, TCG issued 2,100,000 shares of its common stock to new investors for $400,000 in cash and a 30-day note receivable for $100,000 (which was paid prior to September 30, 1995). The original shareholders of TCG retained 151,271 shares after the consummation of the above transactions. Concurrent with the acquisition, TCG changed its name to Cypress Financial Services, Inc. ("Cypress").

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

The 2,249,000 shares issued to acquire the common stock of MCSI are reflected in the accompanying consolidated financial statements as if the shares were issued and outstanding for all periods presented. The 151,271 shares retained by the original TCG shareholders are reflected in the accompanying consolidated financial statements as consideration issued by MCSI to acquire the net assets of TCG. Management determined that the fair value of the 151,271 shares was nominal based on the fair value of the net assets received from TCG. The 2,100,000 shares issued to new investors is reflected as a recapitalization of MCSI in the accompanying consolidated statements of shareholders' equity (capital deficiency). The $400,000 of cash paid, and the $850,000


Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                   For The Year Ended September 30, 1996 And
           For The Period From January 1, 1995 To September 30, 1995


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

of notes issued, to the former shareholders of MCSI have been reflected as dividends in the accompanying consolidated statements of shareholders' equity (capital deficiency) (see Note 6). The former shareholders of MCSI are current shareholders and officers of Cypress.

The proforma results of operations of Cypress as a result of the reverse acquisition for the nine month period ended September 30, 1995 would not be materially different from the historical information presented herein.

Restatement
-----------

Cypress previously reported the reverse merger with TCG as an acquisition by TCG of MCSI. The estimated fair value of the consideration given by TCG was determined to be $6,872,500. The consideration was allocated to net assets acquired, resulting in goodwill totaling $2,003,311 (after taking into effect a $3,240,000 impairment adjustment recorded after the acquisition in September
1995). In July 1996, management of Cypress determined that generally accepted accounting principles require the acquisition to be accounted for as a reverse acquisition, with MCSI being the acquiring corporation. Accordingly, management restated the consolidated financial statements for fiscal 1995 to properly reflect the effects of the reverse acquisition.

The effect of the restatement on the previously reported consolidated balance sheet of Cypress as of September 30, 1995 was as follows:

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
                                                            ===========


Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                   For The Year Ended September 30, 1996 And
           For The Period From January 1, 1995 To September 30, 1995


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Business
--------

Cypress Financial Services, Inc. and its wholly-owned subsidiaries (collectively the "Company") are engaged in the collection of receivables owned by entities in the commercial, retail and medical industries. The majority of the Company's collection efforts are concentrated in California. In 1995, the Company began purchasing liquidating portfolios of delinquent unsecured consumer receivables for its own account.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Cypress Financial Services, Inc. and its subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates. Significant estimates made by management include, but are not limited to, the provision for losses on uncollectible accounts receivable and portfolio receivables.

Fair Value of Financial Instruments
-----------------------------------

These historical consolidated financial statements contain financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis in the accompanying historical consolidated financial statements. The financial instruments consist of cash, accounts receivable, portfolio receivables, notes receivable from shareholders, accounts payable, line of credit and long-term debt. The carrying amounts of the Company's financial instruments generally approximate their fair values at September 30, 1996. In the case of the notes receivable from shareholders (see
Note 3), it was not practical to determine fair values due to the lack of a market for such financial instruments.


Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                   For The Year Ended September 30, 1996 And
           For The Period From January 1, 1995 To September 30, 1995


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Cash
----

The Company maintains cash balances in a financial institution in excess of amounts insured by Federal agencies. The potential uninsured amount, before taking into consideration issued but uncashed checks, aggregates $863,337 at September 30, 1996.

Accounts Receivable
-------------------

Accounts receivable represents accounts in which the Company provides collection services for entities in the commercial, retail and medical industries for a fee. Service fees are recorded as income when the clients' accounts receivable are collected. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for potential credit losses and such losses to date have been within management's expectations.

As of September 30, 1996, the Company had one receivable totaling approximately $331,000 or $56% of total accounts receivable from the Company's largest customer. The customer has requested that a discount be offered by the Company in the amount of approximately $60,000. Management does not intend to discount this receivable and, accordingly, has not reduced the account receivable for the requested discount in the accompanying consolidated balance sheet.

Portfolio Receivables
---------------------

Portfolio receivables represent liquidating portfolios of delinquent accounts which have been purchased by the Company for collection and are stated on a portfolio by portfolio basis at the lower of cost or net realizable value. Cost is reduced by cash collections on a portfolio by portfolio basis until such time collections equal cost. Net realizable value represents management's estimate of the remaining net proceeds to be realized from a given portfolio, based on an account by account evaluation of the remaining uncollected delinquent receivables and on the historical collection experience of the specific portfolio and similar portfolios (see Note 2).


Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                   For The Year Ended September 30, 1996 And
           For The Period From January 1, 1995 To September 30, 1995


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Property
--------

Equipment, furnishings and automobiles are carried at cost and depreciated using both straight-line and accelerated methods over the estimated useful lives of the assets, which are generally 5 to 7 years. The building is being depreciated over a period of 39 years.

Repairs and maintenance are charged to expense as incurred; replacements and betterments are capitalized.

Property consists of the following at September 30, 1996:

     Land                                              $   866,575
     Building                                            1,540,577
     Equipment and furnishings                           1,324,733
     Autos                                                 132,415
                                                       -----------
                                                         3,864,300

     Less accumulated depreciation                      (1,245,286)
                                                       -----------

          Property, net                                $ 2,619,014
                                                       ===========

Depreciation expense for the periods ended September 30, 1996 and 1995, totaled $152,511 and $122,649, respectively.

Trust Accounts
--------------

The Company maintains trust accounts for the benefit of its clients. Related funds are deposited in trust bank accounts and reflected as a trust liability until such amounts held in trust are remitted to clients. The trust account cash balance of $452,590 is reflected as restricted cash in the accompanying consolidated balance sheet at September 30, 1996.


Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                   For The Year Ended September 30, 1996 And
           For The Period From January 1, 1995 To September 30, 1995


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Income Taxes
------------

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between bases used for financial reporting and income tax reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations (see
Note 8).

Revenue Recognition
-------------------

Fees related to the collection of receivables owned by the Company's customers are recognized upon the collection of the receivables. As of September 30, 1996, the Company has obtained legal judgments for the collection of receivables (and related interest) owned by the Company's customers amounting to approximately $33,000,000 (unaudited). In addition, as of September 30, 1996, the Company has incurred approximately $788,673 (unaudited) in legal and court costs which have not been collected and have been charged to operations over prior periods. No one customer accounted for more than 10% of total revenues for the periods presented.

Revenues from collections on purchased portfolios of receivables are recognized after the cost of each portfolio has been recovered.

Net Income (Loss) Per Share
---------------------------

Net income (loss) per share is computed using the weighted average shares outstanding. The Company's common stock equivalents consist of Series A convertible, redeemable preferred stock and employee stock options (see Note 6). The impact of common stock equivalents outstanding during the year ended September 30, 1996 was not significant. There were no common stock equivalents outstanding for the period from January 1, 1995 to September 30, 1995.


Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                   For The Year Ended September 30, 1996 And
           For The Period From January 1, 1995 To September 30, 1995


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Rental Operations
-----------------

The Company leases a portion of its building to unrelated parties (see Note 7). Management allocates certain costs incurred to rental operations based on a ratio of square footage to the total square footage of the respective building. The results of rental operations for the year ended September 30, 1996 and for the nine-month period ended September 30, 1995 are as follows:


                                                     1996        1995
                                                  ----------  ----------
     Rental income                                 $318,634    $243,950
     Interest expense                               (69,106)    (50,839)
     Utilities                                      (88,278)    (58,381)
     Depreciation                                   (17,775)    (13,331)
                                                   --------    --------

                                                   $143,475    $121,399
                                                   ========    ========

New Disclosure Standard
-----------------------

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("Statement No. 123"). Statement No. 123 is primarily a disclosure standard for the Company because it will continue to account for employee stock options under Accounting Principal Board Opinion No. 25. The disclosure requirements for the Company required by Statement No. 123 are effective for financial statements issued after fiscal year 1996.

NOTE 2 - PORTFOLIO RECEIVABLES
------------------------------

Portfolio receivables activity consists of the following as of September 30, 1996 and 1995, and for the year and nine months then ended:

                                              Face Value   Cost Basis
                                             ------------  -----------
Portfolio receivables at
 January 1, 1995                             $       ---   $      ---

Purchases of portfolio
 receivables                                  37,158,755      951,913

Collections                                     (136,618)    (115,389)


Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                   For The Year Ended September 30, 1996 And
           For The Period From January 1, 1995 To September 30, 1995


NOTE 2 - PORTFOLIO RECEIVABLES, continued
-----------------------------------------

                                                   Face Value    Cost Basis
                                                  -------------  -----------
Sales of portfolio receivables
 applied to carrying value                         (10,213,770)    (353,191)
                                                  ------------   ----------

Portfolio receivables at
 September 30, 1995                                 26,808,367      483,333

Purchases of portfolio
 receivables                                        54,870,470    1,350,637

Collections                                           (891,052)    (389,172)

Sales of portfolio receivables
 applied to carrying value                         (22,129,027)    (958,293)
                                                  ------------   ----------

Portfolio receivables at
 September 30, 1996                               $ 58,658,758   $  486,505
                                                  ============   ==========

NOTE 3 - NOTES RECEIVABLE FROM SHAREHOLDERS
-------------------------------------------

The notes receivable from shareholders bear an interest rate of 6% per annum and are due on various dates from March 16, 1997 to December 12, 1997. No payments for principal or interest were made to the Company during the periods presented, and no interest income has been recorded in the accompanying consolidated statements of operations.

NOTE 4 - LINE OF CREDIT
-----------------------

The Company has a line of credit agreement (the "Agreement") with a financial institution which expires on January 23, 1997. Under the terms of the Agreement, the Company may borrow up to $1,250,000. The Company is required to pay interest monthly at the bank's reference rate plus 2.0% (10.25% at September 30, 1996). As of September 30, 1996, net borrowings amounted to $992,085. At September 30, 1996, the Company has $257,915 available under this line of credit. The borrowings are secured by substantially all of the Company's assets as defined under a security agreement. The Company is required to comply with certain covenants which are more thoroughly described under the agreement.


Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                   For The Year Ended September 30, 1996 And
           For The Period From January 1, 1995 To September 30, 1995


NOTE 5 - LONG-TERM DEBT
-----------------------

Long-term debt consists of the following at September 30, 1996:

Note payable to bank, secured by certain
equipment, due in monthly payments of
$10,969, including interest at 11% per
annum, through June 2000 at which time
the entire principal balance is due and
payable.                                               $   740,390

Mortgage note payable to bank,
collateralized by land and building, due
in monthly payments of $14,089,
including interest at 8% per annum,
through December 2000 at which time the
entire principal balance is due and payable.             1,879,636
                                                        ----------

Total long-term debt                                   $ 2,620,026
                                                        ==========


Annual maturities of long-term debt at September 30, 1996 are as follows:

          Years Ending
          September 30,
          -------------
             1997                            $   74,612
             1998                                80,943
             1999                                89,599
             2000                               586,282
             2001                             1,788,590
                                             ----------

                                             $2,620,026
                                             ==========

The Company must comply with certain covenants as defined under the agreements.


Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                   For The Year Ended September 30, 1996 And
           For The Period From January 1, 1995 To September 30, 1995


NOTE 6 - CAPITAL TRANSACTIONS
-----------------------------

Series A Convertible, Redeemable Preferred Stock
------------------------------------------------

In connection with the acquisition of MCSI (Note 1), the Company issued notes aggregating $850,000 payable to the former MCSI shareholders, $100,000 and $60,000 of which were paid in September 1995 and April 1996, respectively. In 1995, the Company reflected the issuance of the notes payable as an accrued dividend and, accordingly, such amounts were deducted in the accompanying consolidated statement of shareholders' equity (capital deficiency). The remaining principal balance was originally due on or about June 12, 1996, together with interest at 8%, per annum.

As of September 30, 1996, unpaid interest totaling $57,725 has been reflected as an accrued liability in the accompanying consolidated balance sheet. Interest expense totaling $57,725 and $3,300 was incurred on these notes for the year ended September 30, 1996 and the nine-month period ended September 30, 1995, respectively.

On September 30, 1996, the Company converted the balance of such notes totaling $690,000 into 345,000 shares of the Company's Series A convertible, redeemable preferred stock. The preferred stock is convertible into shares of common stock at $2.00 per share at the option of the holders through September 29, 1999, at which time the shares may be converted at a rate of $1.50 per share of common stock, subject to antidilution provisions. The underlying common stock reserved for conversion are subject to registration rights under the Securities Act of 1933, at which time such shares will be automatically converted into common stock. The Company has the right to redeem these preferred shares at $2.00 per share. If such shares have not been redeemed or converted by September 29, 1999, the redemption price increases to $2.50 per share, subject to antidilution provisions. The holders of the Company's Series A convertible, redeemable preferred shares enjoy the same voting and dividend rights as do the common shareholders. Such preferred shares have a liquidation preference at $2.00 per share over common shareholders.

Common Stock Issuances
----------------------

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


Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                   For The Year Ended September 30, 1996 And
           For The Period From January 1, 1995 To September 30, 1995


NOTE 6 - CAPITAL TRANSACTIONS, continued
----------------------------------------

Stock Option Plan
-----------------

In October 1995, the Board of Directors and shareholders approved the 1995 Stock Option Plan and reserved a total of 450,000 shares of the Company's stock available for non-qualified and qualified stock options under the plan through October 2005. All options under the plan must be granted with exercise prices which are greater than or equal to fair value of the underlying common stock at the date of grant. Under the terms of the plan, non-qualified options granted expire upon termination of the plan and vest 100% on the date of grant. The Company intends to grant options which are non-qualified in nature. If options to purchase common stock are granted which intend to qualify for Internal Revenue Code Section 422, such options will contain provisions which comply with such code section. In September 1996, non-qualified options to purchase 129,400 shares were granted with an exercise price of $2.75 per share. No options were canceled or forfeited in 1996. All options were exercisable at September 30, 1996.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Lessee
------

The Company leases certain equipment under non-cancelable operating leases which expire at various times through fiscal 1999. Future annual minimum lease payments, in the aggregate, under operating leases at September 30, 1996 are as follows:

          Years Ending
          September 30,
          -------------
             1997                                 $54,695
             1998                                  27,893
             1999                                   5,982
                                                  -------

                                                  $88,570
                                                  =======

Rent expense under all operating leases totaled $61,270 in 1996 and $46,942 for the period from January 1, 1995 to September 30, 1995.


Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                   For The Year Ended September 30, 1996 And
           For The Period From January 1, 1995 To September 30, 1995


NOTE 7 - COMMITMENTS AND CONTINGENCIES, continued
-------------------------------------------------

Lessor
------

The Company leases a portion of its building to unrelated entities under operating leases which expire at various times through December 1, 2000. The Company leases to several tenants on a month-to-month basis. Future annual collections under non-cancelable operating leases as of September 30, 1996 are scheduled as follows:

          Years Ending
          September 30,
          -------------
             1997                                 $164,992
             1998                                  102,824
             1999                                   41,268
             2000                                   10,317
                                                  --------

                                                  $319,401
                                                  ========

Rental income activity is further discussed in Note 1.

Employment Agreements
---------------------

In August 1995, the Company entered into three-year employment agreements with four of its officers. The agreements provide for annual salaries, paid vacations and other related benefits. The minimum annual compensation pursuant to such agreements, excluding provisions for fringe benefits (e.g., vacations, etc.), is approximately $546,000 and $500,000 in fiscal 1997 and 1998, respectively.

NOTE 8 - INCOME TAXES
---------------------

The provision for income taxes for the year ended September 30, 1996 consists of:

                                    Current  Deferred    Total
                                    -------  --------    -----
     U.S. Federal                   $26,000  $    ---   $26,000
     State and local                 13,000       ---    13,000
                                    -------  --------   -------

                                    $39,000  $    ---   $39,000
                                    =======  ========   =======


Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                   For The Year Ended September 30, 1996 And
           For The Period From January 1, 1995 To September 30, 1995


NOTE 8 - INCOME TAXES, continued
--------------------------------

The provision for incomes taxes for the nine-month period ended September 30, 1995 consists of:

                                    Current  Deferred   Total
                                    -------  --------   -----
     U.S. Federal                   $   ---  $    ---  $   ---
     State and local                  3,200       ---    3,200
                                    -------  --------  -------

                                    $ 3,200  $    ---  $ 3,200
                                    =======  ========  =======

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 1996 are presented below:

Deferred tax assets:
  Accounts receivable, principally due to
   allowance for doubtful accounts                     $  6,021
  Compensated absences principally due to
   accrual for financial reporting                       38,937
  Less valuation allowance                              (44,958)
                                                       --------

     Net deferred tax assets                           $    ---
                                                       ========

The valuation allowance increased $16,297 and $4,455 during the year ended September 30, 1996 and nine-month period ended September 30, 1995, respectively.

Income tax expense for the year ended September 30, 1996 differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before income taxes as a result of the following:

                                                $       %
                                             -------   ----
Computed "expected" tax expense              $23,435   34.0%

Increase (reduction) in income taxes
 resulting from:
  Non-deductible meals and entertainment
   expense                                     1,357    2.0
  Change in valuation allowance               16,297   23.6
  State and local income taxes                 4,259    6.2
  Other                                       (6,348)  (9.2)
                                             -------   ----

                                             $39,000   56.6%
                                             =======   ====


Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                   For The Year Ended September 30, 1996 And
           For The Period From January 1, 1995 To September 30, 1995


NOTE 8 - INCOME TAXES, continued
--------------------------------

Income tax expense for the nine-month period ended September 30, 1995 differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before income taxes as a result of the following:

                                               $        %
                                            -------   -----
Computed "expected" tax benefit             $(7,346)  (34.0%)

Increase (reduction) in income taxes
 resulting from:
  Non-deductible meals and entertainment
   expense                                    3,000    13.9
  Change in valuation allowance               4,455    20.6
  State and local income taxes               (1,340)   (6.2)
  Other                                       4,431    20.5
                                            -------   -----

                                            $ 3,200    14.8%
                                            =======   =====

NOTE 9 - FOURTH QUARTER ADJUSTMENTS
-----------------------------------

During the fourth quarter of 1996, the Company recorded the following significant charges to the accompanying consolidated statement of operations:

Accrued salaries and related benefits             $118,415
Accrued interest on notes payable to
 related parties converted into Series
 A convertible, redeemable preferred
 stock (Note 6)                                     57,725
Depreciation expense                                58,711
                                                  --------

                                                  $234,851
                                                  ========

The adjustments referred to above equally impact the net income (loss) and the net income (loss) per share of each of the quarters in fiscal 1996.

                                 EXHIBIT INDEX


EXHIBIT                       DESCRIPTION                        SEQUENTIALLY
                              -----------
NUMBER                                                           NUMBERED
------                                                           --------

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

3.3       Certificate of Determination re: Series A Preferred Stock.**

4.1 Specimen of Common Stock of Registrant, incorporated by reference from Registrant's Form 8-K filed on December 20, 1995, Exhibit 4.2.

10.2 1995 Stock Option Plan of Registrant, incorporated by reference from Registrant's Form 8-K filed on December 20, 1995, Exhibit 10.2.

10.3      Preferred Stock Purchase Agreement dated September 30, 1996. **
___________________

**  Being filed and incorporated herein