Form 10QSB
period 1996-12-31
CYPRESS FINANCIAL SERVICES INC
filed 1997-02-13
CIK 811510

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1996
                                             -----------------

                                       OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                    ----------    -----------

       Commission File Number            0-17192
                              -------------------------------

                        CYPRESS FINANCIAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

           NEVADA                                     84-1061382
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation of organization)                    Identification No.)

5400 ORANGE AVENUE, SUITE 200, CYPRESS CA                 90630
 (Address of Principle Executive Office)                (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                             (1)  Yes   X     No
                                      -----      -----
                             (2)  Yes   X     No
                                      -----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock                                4,500,271 as of January 12, 1997
                                            ---------
--------------------------------------------------------------------------------
================================================================================

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

PART I.         FINANCIAL INFORMATION (UNAUDITED)                           PAGE
                                                                           -------
    Item 1.     Condensed Consolidated Balance Sheet as
                of December 31, 1996...........................             1

                Condensed Consolidated Statements of
                Operations for the three-month periods ended
                December 31, 1996 and 1995.....................             2

                Condensed Consolidated Statements of
                Cash Flows for the three-month periods
                ended December 31, 1996 and 1995...............             3

                Notes to Condensed Consolidated Financial
                Statements.....................................             4 to 6

    Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations.....................................             7 to 9

PART II.        OTHER INFORMATION                                           10

    Item 1.     Legal Proceedings..............................

    Item 2.     Changes in Securities..........................

    Item 3.     Defaults Upon Senior Securities................

    Item 4.     Submission of Matters to a Vote of Security
                Holders........................................

    Item 5.     Other Information..............................

    Item 6.     Exhibits and Reports on Form 8-K...............

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEET

                               December 31, 1996

                                    ASSETS

Cash                                                  $   312,698
Restricted cash                                           376,850
Accounts receivable, net                                  514,915
Portfolio receivables                                     253,348
Notes receivable from shareholders                         61,750
Property, net                                           2,611,001
Other assets                                               23,720
                                                      -----------
                                                      $ 4,154,282
                                                      ===========
              LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                      $    45,817
Trust payables                                            376,850
Accrued liabilities                                       186,371
Line of credit                                            850,000
Long-term debt                                          2,603,312
                                                      -----------
    Total liabilities                                   4,062,350
                                                      -----------
Commitments and contingencies

Shareholders' equity:
    Series A convertible, redeemable preferred
      stock, $0.001 par value, $2.00 liquidation
      preference per share, 5,000,000 shares
      authorized; 345,000 shares issued and
      outstanding                                         690,000
    Common stock, $ 0.001 par value; 30,000,000
      shares authorized; 4,500,271 shares issued
      and outstanding                                       4,500
    Additional paid-in capital                            495,500
    Accumulated deficit                                (1,098,068)
                                                      -----------
    Total shareholders' equity                             91,932
                                                      -----------
                                                      $ 4,154,282
                                                      ===========

                      See accompanying notes to condensed
                       consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       For the Three-Month Periods Ended
                          December 31, 1996 and 1995

                                            1996           1995
                                         ----------     ----------
Revenues:
  Service fees                           $  974,996     $1,034,472
  Portfolio income                          212,824          2,431
                                         ----------     ----------
     Total                                1,187,820      1,036,903

Selling, general and administrative       1,290,071      1,070,477
                                         ----------     ----------
Loss from operations                       (102,251)       (33,574)
                                         ----------     ----------

Other income (expense):
  Interest expense                          (59,545)       (58,032)
  Rental operations, net                     29,048         35,201
                                         ----------     ----------
     Total                                  (30,497)       (22,831)
                                         ----------     ----------

Loss before income taxes                   (132,748)       (56,405)

Provision for income taxes                    2,672          3,949
                                         ----------     ----------

Net loss                                 $ (135,420)    $  (60,354)
                                         ==========     ==========

Net loss per share                       $    (0.03)    $    (0.01)
                                         ==========     ==========

Weighted average shares outstanding       4,500,271      4,500,271
                                         ==========     ==========



                      See accompanying notes to condensed
                       consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the Three-Month Periods Ended
                          December 31, 1996 and 1995

                                                  1996          1995
                                                ---------    ---------

Cash flows from operating activities:
  Net loss                                      $(135,420)   $ (60,354)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization                  43,955       21,990
    Changes in operating assets and
     liabilities:
      Accounts receivables                         77,657       14,262
      Portfolio receivables                       233,157      (10,802)
      Accounts payable                            (27,299)     (57,586)
      Trust payables                                    0      (46,368)
      Accrued liabilities                        (204,424)    (139,582)
                                                ---------    ---------
Net cash used in operating activities             (12,374)    (278,440)
                                                ---------    ---------

Cash flows from investing activities:
   Purchases of property and equipment            (35,942)      (4,684)
   Notes receivable from shareholder                    0       (5,083)
   Decrease (increase) in other assets               (893)     (16,361)
   Decrease in restricted cash                          0       46,868
                                                ---------    ---------

 Net cash provided by (used in) investing
   activities                                     (36,835)      20,740
                                                ---------    ---------
Cash flows from financing activities:
  Net borrowings/repayments from line
     of credit                                   (142,085)      90,100
  Long-term debt                                  (16,714)     (20,655)
                                                ---------    ---------
     Net cash provided by (used in)
         financing activities                    (158,799)      69,445
                                                ---------    ---------

Net decrease in cash                             (208,008)    (188,255)

Cash, at beginning of period                      520,706      362,234
                                                ---------    ---------

Cash, at end of period                          $ 312,698    $ 173,979
                                                =========    =========


                      See accompanying notes to condensed
                       consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       For the Three Month Periods Ended
                          December 31, 1996 and 1995


Note 1 - QUARTERLY INFORMATION
------------------------------

The accompanying unaudited, condensed and consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all disclosures that would be presented in the Annual Report on Form 10-KSB of Cypress Financial Services, Inc. (the "Company"). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's 1996 Annual Report on Form 10-KSB.

The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of consolidated financial position and results of operations for the interim periods. The operating results are not necessarily indicative of results to be expected for the year ending September 30, 1997.

NOTE 2 - PORTFOLIO RECEIVABLES
------------------------------

Portfolio receivables represent liquidating portfolios of delinquent accounts which have been purchased by the Company for collection and are stated at cost. Cost is reduced by cash collections on a portfolio by portfolio basis and revenue is recognized when cash collections for a portfolio exceed its cost basis.

The following is the activity of Portfolio Receivables, at face value, during the three-month period ended December 31, 1996:


Face Value of Portfolio Receivables,
  September 30, 1996                                    $ 58,658,758

Add-Face Value of Portfolio Receivables Purchased          1,258,003

Less-Face Value of Portfolio Receivables
  Sold/Collected                                          (2,333,341)
                                                        ------------
Face Value of Portfolio Receivables,
  December 31, 1996                                     $ 57,583,420
                                                        ============

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

                       For the Three-Month Periods Ended
                          December 31, 1996 and 1995


NOTE 2 - PORTFOLIO RECEIVABLES, continued
-----------------------------------------

The following is the activity of Portfolio Receivables, on a cost basis, during the three-month period ended December 31, 1996:


  Portfolio Receivables, September 30, 1996       $ 486,505

  Add: Purchases of Portfolio Receivables             9,000

  Less: Proceeds from sales (cost recovery)        (139,392)
             Collections (cost recovery)           (102,765)
                                                  ---------
  Portfolio Receivables, December 31, 1996        $ 253,348
                                                  =========

The Company has recorded as revenues, in the accompanying 1996 condensed consolidated statement of operations, amounts collected or received from sales of its Portfolio Receivables, in excess of the original cost on a portfolio by portfolio basis, aggregating $212,824. Total cash received from all collections and sales of the Company's Portfolio Receivables during the three-month period ended December 31, 1996 totaled $454,981.

NOTE 3 - PROPERTY
-----------------

Property consists of the following at December 31, 1996:


  Land                                $   866,575
  Building                              1,540,577
  Equipment and furnishings             1,460,715
                                      -----------
                                        3,867,867
  Less: accumulated depreciation       (1,256,866)
                                      -----------

  Property - net                      $ 2,611,001
                                      ===========

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

                       For the Three-Month Periods Ended
                          December 31, 1996 and 1995


NOTE 4 - INDEBTEDNESS
---------------------
On January 28, 1997, the Company and its bank amended the maximum borrowings under the line of credit agreement from $1,250,000 to $1,500,000. Net borrowings from the line of credit at December 31, 1996 amounted to $850,000. Interest on the borrowings are charged monthly based a commercial bank's prime rate plus 2.0% per annum (10.25% at December 31, 1996). The line of credit expires on January 29, 1998.

Long-term debt at December 31, 1996 consists of the following:


Note payable to bank, secured by certain equipment,
due in monthly payments of $10,969, including
interest at 11% per annum, through June, 2000
at which time the entire principal balance is due and payable.     $   727,953

Mortgage note payable to bank, collateralized by land and
building, due in monthly payments of $14,089, including interest at 8% per annum through December, 2000 at which time the entire
principal balance is due and payable.                                1,875,359
                                                                   -----------

Long-term debt                                                     $ 2,603,312
                                                                   ===========

NOTE 5 - INCOME TAXES
---------------------
Income tax expense for the periods presented are based on the estimated effective tax rate to be incurred for the year. Deferred tax assets and liabilities at December 31, 1996, were not considered significant.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

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

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with consolidated financial statements and notes thereto included elsewhere in this report.

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


RESULTS OF OPERATIONS
---------------------

THREE-MONTHS ENDED DECEMBER 31, 1996 VERSUS THREE-MONTHS ENDED DECEMBER 31, 1995

The Company's operating revenues of approximately $1,188,000 for the three-months ended December 31, 1996 are compared to its operating revenues for the three-months ended December 31, 1995 of approximately $ 1,037,000. The increase of approximately $151,000 (14.6% ) is primarily the result of an increase in revenues of approximately $210,000 from its collection and sales of Portfolio Receivables for the period ended December 31, 1996 as compared to the same period last fiscal year.

Revenues generated by the Company's collection service divisions decreased to $974,996 for the three-month period ended December 31, 1996 as compared to $1,034,472 for the same period last fiscal year. Each of the Company's collection service divisions have either decreased or remained relatively constant as a result of the continuing efforts of the Company to expand its purchases of receivables and other debtor obligations for its own portfolio. In addition, the Company upgraded its collection software and replaced certain of its old computer hardware, which resulted in lower collection revenues because of the additional training and other down time for the collection staff during the conversion period.

As of December 31, 1996, the Company's direct purchases of Portfolio Receivables had a remaining face value of approximately $57,583,000 as compared to a remaining face value of approximately of $58,659,000 as of September 30, 1996. The Company's accounting policy does not recognize revenue from the sales or collections of its Portfolio Receivables until after the recovery of the cost of each portfolio. During the three-months ended December 31, 1996, the Company received proceeds from sales and collections of Portfolio Receivables of approximately $454,981 as compared to approximately $423,582 for the three-months ended December 31, 1995. The Company was able to realize a significant increase in revenues from its Portfolio Receivables during the three-month period ended December 31, 1996, as compared to the same period last year, despite receiving comparable proceeds, as a result of the prior cost recovery from its earlier purchases of Portfolio Receivables.

Operating expenses for the three-months ended December 31, 1996 were approximately $1,290,071 as compared to operating expenses of approximately $1,070,477 for the three-months ended December 31, 1995. The increase is primarily attributable to an increase in payroll costs, advertising and brochure expenses, court costs, insurance expenses, depreciation and other expenses for the collection of the Company's Portfolio Receivables, as well as expenses incurred in acquiring, installing and training for the Company's new computer system.

The Company had a loss from operations for the three-months ended December 31, 1996 of approximately $102,251 as compared to a loss from operations of approximately $33,574 for the three-months ended December 31, 1995. The increase in loss from operations is primarily attributable to the increase in operating expenses and certain revenue loss attributable to the upgrading of its collection software and computer hardware, which resulted in unusual down time for the collection staff.

Interest expense for the three-months ended December 31, 1996 increased to approximately $59,545 from approximately $58,032 for the three-months ended December 31, 1995. The increase relates to the borrowings to acquire its Portfolio Receivables. The Company expects to continue to utilize its credit facility to finance future acquisitions of Portfolio Receivables.

Net rental income for the three-months ended December 31, 1996 was approximately $29,048 as compared to approximately $35,201 for the three-months ended December 31, 1995. The decrease in net rental income is directly attributable to the Company utilizing more space and thereby leasing out less space in the Company owned office building.

The Company reported a net loss of approximately $135,420 for the three-months ended December 31, 1996 as compared to a net loss of approximately $60,354 for the three-months ended December 31, 1995. The increase in net loss resulted primarily from the increase in operating loss for the reason stated above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has historically been funded primarily through cash flows from operations. The Company has recently used its existing credit facility, which has an outstanding balance of approximately $850,000 as of December 31, 1996, to acquire Portfolio Receivables. The Company's credit facility, which carries an interest rate of prime plus 2%, has been increased to $1,500,000 and is due to expire on January 29, 1998. Management plans to expand its purchases of additional Portfolio Receivables, which will require the raising of additional capital through the issuance of either debt or equity securities. There are no assurances that such financing will be obtained and any delays in raising additional capital will affect the Company's ability to acquire a material amount of additional Portfolio Receivables.

The Company currently has outstanding long-term debt with financial institutions of approximately $2,603,312 which is collateralized by a mortgage and certain equipment. The Company's equipment debt is a term note with a remaining balance of approximately $727,953 is due in June, 2000 and carries an interest rate of 11% per annum. The Company's mortgage note has a remaining balance of approximately $1,875,359, carries an interest rate of 8% per annum and is due in December, 2000. Management is currently evaluating the feasibility of refinancing the mortgage note payable. In either case, management expects to continue to service its outstanding long-term debt through its cash flows from operations.


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not Applicable

ITEM 2.   CHANGES IN SECURITIES

          Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable

ITEM 5.   OTHER INFORMATION

          Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               EX 27 Financial Data Schedule

          (b)  Reports on Form 8-K

          Not Applicable


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CYPRESS FINANCIAL SERVICES, INC.



Date:   February 7, 1997                By:  /s/ FARREST HAYDEN
                                           -----------------------------
                                           Farrest Hayden
                                           Chairman of the Board and
                                           Chief Executive Officer



Date:   February 7, 1997                By:  /s/ OTTO J. LACAYO
                                           -----------------------------
                                           Otto J. Lacayo
                                           Director, Chief Financial
                                           Officer and Vice President
                                           (Principle Accounting Officer)