Form 10QSB
period 1997-03-31
CYPRESS FINANCIAL SERVICES INC
filed 1997-05-07
CIK 811510

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997
                                                 --------------
                                       OR

(_) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from ____________ to ____________

                      Commission File Number     0-17192
                                            ------------------

                        CYPRESS FINANCIAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                NEVADA                                 84-1061382

     (State or other jurisdiction of                (I.R.S. Employer
      incorporation of organization)               Identification No.)

  5400 ORANGE AVENUE, SUITE 200, CYPRESS CA               90630
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

            Common Stock            4,510,271 as of May 5, 1997
                                    ---------
================================================================================

                        CYPRESS FINANCIAL SERVICES, INC.
                                   FORM 10-QSB

                                      INDEX

PART I.        FINANCIAL INFORMATION                                   PAGE
                                                                       ----
     Item 1.   Condensed Consolidated Balance Sheet as
               of March 31, 1997 ...................................... 1

               Condensed Consolidated Statements of
               Operations for the three and Six-month periods
               ended March 31, 1997 and 1996 .......................... 2

               Condensed Consolidated Statements of
               Cash Flows for the Six-month periods
               ended March 31, 1997 and 1996 .......................... 3

               Notes to Condensed Consolidated Financial
               Statements ............................................. 4 to 6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations ............................................. 7 to 10

PART II.       OTHER INFORMATION  ..................................... 11

     Item 1.   Legal Proceedings ......................................

     Item 3.   Changes in Securities ..................................

     Item 4.   Defaults Upon Senior Securities ........................

     Item 5.   Submission of Matters to a Vote of Security Holders ....

     Item 6.   Exhibits and Reports on Form 8-K .......................


                        CYPRESS FINANCIAL SERVICES, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1997

                             ASSETS
CASH                                                $    410,296
RESTRICTED CASH                                          479,004
ACCOUNTS RECEIVABLE, NET                                 519,297
PORTFOLIO RECEIVABLES                                    543,207
NOTES RECEIVABLE FROM SHAREHOLDERS                        61,750
PROPERTY, NET                                          2,593,071
OTHER ASSETS                                              35,058
                                                    ------------

                                                    $  4,641,683
                                                    ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

ACCOUNTS PAYABLE                                    $     44,342
TRUST PAYABLES                                           479,004
ACCRUED LIABILITIES                                      293,349
LINE OF CREDIT                                         1,143,245
LONG-TERM DEBT                                         2,585,533
                                                    ------------

    TOTAL LIABILITIES                                  4,545,473
                                                    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

    PREFERRED STOCK, 5,000,000 SHARES
      AUTHORIZED, 345,000 ISSUED AND OUTSTANDING         690,000
    COMMON STOCK, $ 0.001 PAR VALUE; 30,000,000
      SHARES AUTHORIZED; 4,510,271 SHARES ISSUED
      AND OUTSTANDING                                      7,000
    ADDITIONAL PAID-IN CAPITAL                           495,500
    ACCUMULATED DEFICIT                               (1,096,290)
                                                    ------------
    TOTAL SHAREHOLDERS' EQUITY                            96,210
                                                    ------------

                                                    $  4,641,683
                                                    ============

                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                        CYPRESS FINANCIAL SERVICES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE THREE-MONTH PERIODS ENDED
                             MARCH 31, 1997 AND 1996

                                           1997          1996
                                        ----------   -----------
REVENUES:
  SERVICE FEES                         $ 1,045,129   $ 1,313,048
  PORTFOLIO INCOME                         294,864        45,619
                                       -----------   -----------

     TOTAL                               1,339,993     1,358,667

SELLING, GENERAL AND ADMINISTRATIVE      1,303,305     1,283,773
                                       -----------   -----------

INCOME FROM OPERATIONS                      36,688        74,894
                                       -----------   -----------

OTHER INCOME (EXPENSE):
  INTEREST INCOME                              482             0
  INTEREST EXPENSE                         (68,276)      (57,053)
  RENTAL OPERATIONS, NET                    35,463        30,603
                                       -----------   -----------
     TOTAL                                 (32,331)      (26,450)
                                       -----------   -----------

INCOME BEFORE INCOME TAXES                   4,357        48,444

PROVISION FOR INCOME TAXES                   2,579             0
                                       -----------   -----------

NET INCOME                             $     1,778   $    48,444
                                       ===========   ===========

NET INCOME PER SHARE                   $      0.00   $      0.01
                                       ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING      4,510,271     4,500,271
                                       ===========   ===========

                      See accompanying notes to condensed
                       consolidated financial statements

                        CYPRESS FINANCIAL SERVICES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         FOR THE SIX-MONTH PERIODS ENDED
                             MARCH 31, 1997 AND 1996

                                           1997          1996
                                       -----------   -----------
REVENUES:
  SERVICE FEES                         $ 2,020,125   $ 2,347,520
  PORTFOLIO INCOME                         507,688        48,050
                                       -----------   -----------

     TOTAL                               2,527,813     2,395,570

SELLING, GENERAL AND ADMINISTRATIVE      2,593,376     2,354,250
                                       -----------   -----------

LOSS FROM OPERATIONS                       (65,563)       41,320
                                       -----------   -----------

OTHER INCOME (EXPENSE):
  INTEREST INCOME                              482             0
  INTEREST EXPENSE                        (127,821)     (115,085)
  RENTAL OPERATIONS, NET                    64,511        65,804
                                       -----------   -----------
     TOTAL                                 (62,828)      (49,281)
                                       -----------   -----------

LOSS BEFORE INCOME TAXES                  (128,391)       (7,961)

PROVISION FOR INCOME TAXES                   5,251         3,949
                                        ----------    ----------

NET LOSS                                $ (133,642)   $  (11,910)
                                        ==========    ==========

NET LOSS PER SHARE                      $    (0.03)   $    (0.01)
                                        ==========    ==========

WEIGHTED AVERAGE SHARES OUTSTANDING      4,510,271     4,500,271
                                        ==========    ==========

                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                        CYPRESS FINANCIAL SERVICES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE SIX-MONTH PERIODS ENDED
                             MARCH 31, 1997 AND 1996

                                             1997        1996
                                          ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                $(133,642)   $ (11,910)
   ADJUSTMENTS TO RECONCILE NET LOSS
   TO NET CASH USED IN OPERATING
   ACTIVITIES:
    DEPRECIATION AND AMORTIZATION            89,351       34,800
    CHANGES IN OPERATING ASSETS AND
     LIABILITIES:
      ACCOUNTS RECEIVABLES                   73,275      (65,441)
      PORTFOLIO RECEIVABLES                 (56,702)     113,505
      ACCOUNTS PAYABLE                      (28,600)     (41,557)
      TRUST PAYABLES                         26,414       21,644
      ACCRUED LIABILITIES                   (97,620)     (32,031)
                                          ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES      (127,524)      19,010
                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   PURCHASES OF PROPERTY AND EQUIPMENT      (63,408)     (20,223)
   NOTES RECEIVABLE FROM SHAREHOLDER         (1,250)      (6,333)
   DECREASE (INCREASE) IN OTHER ASSETS      (10,981)        (740)
   DECREASE IN RESTRICTED CASH              (26,414)     (21,644)
                                          ---------    ---------

 NET CASH PROVIDED BY (USED IN) INVESTING
   ACTIVITIES                              (102,053)     (48,940)
                                          ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  COMMON STOCK PURCHASE                       2,500            0
  NET BORROWINGS FROM LINE OF CREDIT        151,160      139,319
  LONG-TERM DEBT                            (34,493)     (45,662)
                                          ---------    ---------
     NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES               119,167       93,657
                                          ---------    ---------

NET INCREASE (DECREASE) IN CASH            (110,410)      63,727
CASH, AT BEGINNING OF PERIOD                520,706      362,234
                                          ---------    ---------

CASH, AT END OF PERIOD                    $ 410,296    $ 425,961
                                          =========    =========

                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                        CYPRESS FINANCIAL SERVICES, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         FOR THE SIX-MONTH PERIODS ENDED
                             MARCH 31, 1997 AND 1996

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

THE INFORMATION FURNISHED REFLECTS ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ADJUSTMENTS) WHICH ARE, IN THE OPINION OF MANAGEMENT, NECESSARY FOR A FAIR PRESENTATION OF FINANCIAL POSITION AND RESULTS OF OPERATIONS FOR THE INTERIM PERIODS. THE OPERATING RESULTS ARE NOT NECESSARILY INDICATIVE OF RESULTS TO BE EXPECTED FOR THE YEAR ENDING SEPTEMBER 30, 1997.

NOTE 2 - PORTFOLIO RECEIVABLES
------------------------------

PORTFOLIO RECEIVABLES REPRESENT LIQUIDATING PORTFOLIOS OF DELINQUENT ACCOUNTS WHICH HAVE BEEN PURCHASED BY THE COMPANY FOR COLLECTION AND ARE STATED AT COST. COST IS REDUCED BY CASH COLLECTIONS ON A PORTFOLIO BY PORTFOLIO BASIS AND REVENUE IS RECOGNIZED WHEN CASH COLLECTIONS FOR A PORTFOLIO EXCEED ITS COST BASIS.

THE FOLLOWING IS THE ACTIVITY OF PORTFOLIO RECEIVABLES, AT FACE VALUE, DURING THE SIX-MONTH PERIOD ENDED MARCH 31, 1997:

FACE VALUE OF PORTFOLIO RECEIVABLES,
  SEPTEMBER 30, 1996                                $ 58,658,758

ADD-FACE VALUE OF PORTFOLIO RECEIVABLES PURCHASED     18,602,238

                        CYPRESS FINANCIAL SERVICES, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                         FOR THE SIX-MONTH PERIODS ENDED
                             MARCH 31, 1997 AND 1996


NOTE 2 - PORTFOLIO RECEIVABLES, CONTINUED
-----------------------------------------

LESS-FACE VALUE OF PORTFOLIO RECEIVABLES
  SOLD/COLLECTED                                     (13,792,466)
                                                    ------------
FACE VALUE OF PORTFOLIO RECEIVABLES,
  MARCH 31, 1997                                    $ 63,468,530
                                                    ============

THE FOLLOWING IS THE ACTIVITY OF PORTFOLIO RECEIVABLES, ON A COST BASIS, DURING THE SIX-MONTH PERIOD ENDED MARCH 31, 1997:

  PORTFOLIO RECEIVABLES, SEPTEMBER 30, 1996         $    486,505

  ADD:   PURCHASES OF PORTFOLIO RECEIVABLES              462,245

  LESS:  PROCEEDS FROM SALES (COST RECOVERY)             (83,315)
         COLLECTIONS (COST RECOVERY)                    (322,228)
                                                    ------------
  PORTFOLIO RECEIVABLES, MARCH 31, 1997             $    543,207
                                                    ============

AS REFLECTED IN THE ACCOMPANYING 1997 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AS REVENUES, THE COMPANY COLLECTED OR RECEIVED PROCEEDS FROM SALES OF ITS PORTFOLIO RECEIVABLES, IN EXCESS OF THEIR ORIGINAL COST ON A PORTFOLIO BY PORTFOLIO BASIS, AGGREGATING $507,688. TOTAL CASH RECEIVED FROM ALL COLLECTIONS AND SALES OF THE COMPANY'S PORTFOLIO RECEIVABLES DURING THE SIX-MONTH PERIOD ENDED MARCH 31, 1997 TOTALED $908,226.

NOTE 3 - PROPERTY
-----------------

PROPERTY CONSISTS OF THE FOLLOWING AT MARCH 31, 1997:
  LAND                                              $    866,575
  BUILDING                                             1,540,577
  EQUIPMENT AND FURNISHINGS                            1,488,341
                                                    ------------
                                                       3,895,493
  LESS: ACCUMULATED DEPRECIATION                      (1,302,422)
                                                    ------------
  PROPERTY - NET                                    $  2,593,071
                                                    ============

                         CYPRESS FINANCIAL SERVICES, INC.
                                AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                         FOR THE SIX-MONTH PERIODS ENDED
                             MARCH 31, 1997 AND 1996

NOTE 4 - INDEBTEDNESS
---------------------

ON JANUARY 29, 1997, THE COMPANY AND ITS BANK AMENDED THE MAXIMUM BORROWINGS UNDER THE LINE OF CREDIT AGREEMENT FROM $1,250,000 TO $1,500,000. NET BORROWINGS FROM THE LINE OF CREDIT AT MARCH 31, 1997 AMOUNTED TO $1,143,245. INTEREST ON THE BORROWINGS ARE CHARGED MONTHLY BASED A COMMERCIAL BANK'S PRIME RATE PLUS 2.0% PER ANNUM (10.25% AT MARCH 31, 1997). THE LINE OF CREDIT EXPIRES ON JANUARY 29, 1998.

LONG-TERM DEBT AT MARCH 31, 1997 CONSISTS OF THE FOLLOWING:

NOTE PAYABLE TO BANK, SECURED BY CERTAIN EQUIPMENT,
DUE IN MONTHLY PAYMENTS OF $10,969, INCLUDING INTEREST
AT 11% PER ANNUM, THROUGH JUNE, 2000 AT WHICH TIME
THE ENTIRE PRINCIPAL BALANCE IS DUE AND PAYABLE.         $   714,949

MORTGAGE NOTE PAYABLE TO BANK, COLLATERALIZED BY LAND
AND BUILDING, DUE IN MONTHLY PAYMENTS OF $14,089,
INCLUDING INTEREST AT 8% PER ANNUM THROUGH DECEMBER,
2000 AT WHICH TIME THE ENTIRE PRINCIPAL BALANCE IS
DUE AND PAYABLE.                                           1,870,584
                                                         -----------
LONG-TERM DEBT                                           $ 2,585,533
                                                         ===========

NOTE 5 - INCOME TAXES
---------------------

INCOME TAX EXPENSE FOR THE PERIODS PRESENTED ARE BASED ON THE ESTIMATED EFFECTIVE TAX RATE TO BE INCURRED FOR THE YEAR. DEFERRED TAX ASSETS AND LIABILITIES AT MARCH 31, 1997, WERE NOT CONSIDERED SIGNIFICANT.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

The Company is engaged in the collection of receivables in the commercial, retail and medical industries. The Company historically earned commissions on receivables collected for the Company's clients. Commencing January 1995, the Company began purchasing a significant amount of receivables for its own collection account ("Portfolio Receivables"). The Company has aggressively increased its purchases of Portfolio Receivables for its own collection and anticipates that this will become a significant portion of its future operations. The Company's accounting policy does not recognize revenue from ongoing collection and resale of its Portfolio Receivables until after the recovery of the cost of each portfolio.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with consolidated financial statements and notes thereto included elsewhere in this report.

This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, competition which has and will continue to put price pressure on the Company's third party collection business, the cost and availability of capital to finance its Portfolio Receivables and overall economic conditions which generally have a direct effect on the Company's ability to collect on the receivables.

RESULTS OF OPERATIONS
---------------------

THREE-MONTHS ENDED MARCH 31, 1997 VERSUS THREE-MONTHS ENDED MARCH 31, 1996

The Company had operating revenues of $ 1,339,993 for the three-month period ended March 31, 1997 as compared to $ 1,358,667 for the three-month period ended March 31, 1996. Revenues generated by the Company's collection service divisions (contingency) was $ 1,045,129 for the three-month period ended March 31, 1997 as compared to $1,313,048 for the three-month period ended March 31, 1996. Each of the Company's collection service divisions have either decreased or remained relatively constant as a result of the reduced commission rate structure and the Company's focus on expanding its Portfolio Receivables business. Portfolio income of $ 294,864 was recognized for the three-month period ended March 31, 1997 from Portfolio Receivables as compared to $ 45,619 for the three-month period ended March 31, 1996.

As of March 31, 1997, the Company's direct purchases of Portfolio Receivables had a remaining face value of approximately $ 63,468,000 as compared to a remaining face value of approximately of $ 38,389,000 as of March 31, 1996. The Company's accounting policy does not recognize revenue from the sales or collections of its Portfolio Receivables until after the recovery of the cost of each portfolio. During the three-month period ended March 31, 1997, the Company received proceeds from sales and collections of $456,893 as compared to $351,857 for the three-month period ended March 31, 1996. This increase of 29.9% is attributable to the Company's focus on expanding its Portfolio Receivables business.

Operating expenses for the three-month period ended March 31, 1997 were $1,303,305 as compared to operating expenses of $1,283,773 for the three-month period ended March 31, 1996. The increase is primarily attributable to an increase in payroll costs, advertising and promotion costs and other operating expenses for the collection of the Company's Portfolio Receivables.

Interest expense for the three-month period ended March 31, 1997 was $68,276 as compared to interest expense of $57,053 for the three-month period ended March 31, 1996. The increase relates to the additional borrowings to acquire its Portfolio Receivables. The Company expects to continue to utilize its credit facilities to finance future acquisitions of Portfolio Receivables.

Net rental income for the three-month period ended March 31, 1997 was $35,463 as compared to net rental income of $30,603 for the three-month period ended March 31, 1996. The increase relates to the Company's continued efforts to control rental expenses.

The Company reported net income of $1,778 for the three-month period ended
March 31, 1997 as compared to net income of $48,444 for the three-month period ended March 31, 1996. The decrease relates to the downward trend of commission rates of its collection service divisions and the increase in operating expenses related to collection of the Company's Portfolio Receivables.

RESULTS OF OPERATIONS
---------------------

SIX-MONTHS ENDED MARCH 31, 1997 VERSUS SIX-MONTHS ENDED MARCH 31, 1996

The Company had operating revenues of $ 2,527,813 for the six-months ended
March 31, 1997 as compared to operating revenues of $ 2,395,570 for the six-months ended March 31, 1996. The increase of $ 132,243, or 5.5%, is primarily the result of an increase of $ 459,638 from its collection and sales of Portfolio Receivables for the six-months ended March 31, 1997 as compared to the same period last fiscal year. This increase more than offset lower revenues generated by the Company's collection service divisions of $2,020,125 for the six-months ended March 31, 1997 as compared to $2,347,520 for the six-months ended March 31, 1996. Each of the Company's collection service divisions have either decreased or remained relatively constant as a result of the reduced commission structure and the Company's focus on expanding its portfolio receivables business.

As of March 31, 1997, the Company's direct purchases of Portfolio Receivables had a remaining face value of approximately $63,468,000 as compared to a remaining face value of approximately of $58,659,000 as of September 30, 1996. The Company's accounting policy does not recognize revenue from the sales or collections of its Portfolio Receivables until after the recovery of the cost of each portfolio. During the six-months ended March 31, 1997, the Company received proceeds from sales and collections $911,874 as compared to $775,439 for the six-months ended March 31, 1996.

Operating expenses for the six-months ended March 31, 1997 were $2,593,376 as compared to operating expenses of $2,354,250 for the six-months ended March 31, 1996. The increase is primarily attributable to an increase in payroll costs, advertising and brochure expenses, court costs, insurance expenses, depreciation and other expenses for the collection of the Company's Portfolio Receivables.

Interest expense for the six-months ended March 31, 1997 was $127,821 as compared to $115,085 for the six-months ended March 31, 1996. The increase relates to the additional borrowings to acquire its Portfolio Receivables. The Company expects to continue to utilize its credit facility to finance future acquisitions of Portfolio Receivables.

Net rental income for the six-months ended March 31, 1997 $64,511 as compared to $65,804 for the six-months ended March 31, 1996. The decrease in net rental income is directly attributable to the Company utilitizing more space and thereby leasing out less space in the Company owned office building.

The Company reported a net loss of $(133,642) for the six-months ended March 31, 1997 as compared to a net loss of $(11,910) for the six-months ended March 31, 1996. The increase in net loss resulted from an increase in operating expenses and certain revenue loss during the first quarter which was attributable to the upgrading of its collection software and the replacement of old hardware which required additional training and caused computer down time for its collection staff.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company funds its operations primarily through cash flows from operations, and its existing credit facility, which has an outstanding balance of $1,143,245 as of March 31, 1997. The Company's credit facility, which is used to acquire Portfolio Receivables and which carries an interest rate of prime plus 2%, has been increased to $1,500,000 and is due to expire on January 29, 1998. Management plans to purchase additional Portfolio Receivables which will necessitate the raising of additional capital through the issuance of either debt or equity securities. There are no assurances that such financing will be obtained and any delays in raising additional capital will affect the Company's ability to acquire a material amount of additional Portfolio Receivables.

The Company currently has outstanding long-term debt with financial institutions of $2,585,533 which is collateralized by a mortgage and certain equipment. The Company's equipment debt is a term note with a remaining balance of approximately $714,949 which is due in December, 2000 and carries an interest rate of 11% per annum. The Company's mortgage note has a remaining balance of approximately $1,870,584 and carries an interest rate of 8% per annum and is due on March 5, 2000. Management is currently evaluating the feasibility of refinancing the mortgage note payable. In either case, management expects to continue to service its outstanding long-term debt through its cash flows from operations.

PART II.        OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

               Not Applicable

ITEM 2. CHANGES IN SECURITIES

               Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

               Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not Applicable

ITEM 5. OTHER INFORMATION

               Change in Registrant's Independent Public Accountants

         On April 28, 1997, the Company's Board of Directors approved the engagement of Arthur Andersen, LLP to serve as the Company's independent public accountants and to conduct the audit of the Company's financial statements for the fiscal year ending September 30, 1997, replacing the firm of Corbin & Wertz, CPAs, who had been engaged to audit the Company's financial statements for the fiscal years ended September 30, 1995 and 1996. The change in accountants was made with the view that it was in the best interests of the Company and its shareholders to engage a nationally-recognized accounting firm to audit its financial statements. The audit reports provided by Corbin & Wertz, CPAs for the fiscal years ended September 30, 1995 and 1996 did not contain any adverse opinion or a disclaimer of opinion nor any report qualified in any respect, and management of the Company knows of no past disagreements between the Company and Corbin & Wertz, CPAs on any matter of accounting principles or practice, financial statement disclosure or auditing, scope or procedure.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        The following exhibit is filed as part of this report in accordance with the provisions of Item 601 of Regulation S-B:

Exhibit        Name of Exhibit
-------        ---------------
   5           Letter on Change in the Company's Independent Public Accountants

               (b)     Reports on Form 8-K

               Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CYPRESS FINANCIAL SERVICES, INC.


Date:   May 5, 1997           By: /s/ FARREST HAYDEN
                                  ------------------------------
                                  Farrest Hayden
                                  Chairman of the Board and
                                  Chief Executive Officer



Date:   May 5, 1997           By: /s/ OTTO J. LACAYO
                                  ------------------------------
                                  Otto J. Lacayo
                                  Director, Chief Financial
                                  Officer and Vice President
                                  (Principle Accounting Officer)

                          EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
   5           Letter on Change in the Company's Independent
               Public Accountants

  27           Financial Data Schedule