Form 10QSB
period 1997-06-30
CYPRESS FINANCIAL SERVICES INC
filed 1997-07-28
CIK 811510

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB



(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended June 30, 1997
                                                -------------

                                      OR


   [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        For the transition period from ____________ to ____________

        Commission File Number                 0-17192
                              -------------------------------------


                       CYPRESS FINANCIAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)


                Nevada                                      84-1061382
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation of organization)                     Identification No.)


5400 Orange Avenue, Suite 200, Cypress CA                     90630
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

                         (1) Yes    X      No
                                 -------      -------

                         (2) Yes    X      No
                                 -------      -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


   Common Stock                          4,515,271 as of July 24, 1997
                                         ---------

================================================================================

                       Cypress Financial Services, Inc.
                                  Form 10-QSB

                                     INDEX

                                                                 Page
                                                                 ----
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Balance Sheet as
         of June 30, 1997..................................       1

         Condensed Consolidated Statements of
         Operations for the Three and Nine-month periods
         ended June 30, 1997 and 1996......................       2 to 3

         Condensed Consolidated Statements of
         Cash Flows for the Nine-month periods
         ended June 30, 1997 and 1996......................       4

         Notes to Condensed Consolidated Financial
         Statements........................................       5 to 7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations........................................       8 to 11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................       12

Item 3.  Changes in Securities.............................       12

Item 4.  Defaults Upon Senior Securities...................       12

Item 5.  Submission of Matters to a Vote of
         Security Holders..................................       12

Item 6.  Exhibits and Reports on Form 8-K..................       12


                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEET

                                 June 30, 1997


                                    ASSETS

Cash                                                                $   341,539
Restricted cash                                                         436,573
Accounts receivable, net                                                645,619
Portfolio receivables                                                   561,458
Notes receivable from shareholders                                       61,750
Property, net                                                         2,558,235
Other assets                                                             20,952
                                                                    -----------

                                                                    $ 4,626,126
                                                                    ===========


                     LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable                                                    $    31,964
Trust payables                                                          436,573
Accrued liabilities                                                     258,889
Line of credit                                                        1,232,862
Long-term debt                                                        2,568,565
                                                                    -----------

    Total liabilities                                                 4,528,853
                                                                    -----------

Commitments and contingencies

Shareholders' equity:
    Preferred Stock, 5,000,000 shares authorized
      authorized, 345,000 issued and outstanding                        690,000
    Common stock, $ 0.001 par value; 30,000,000
      shares authorized; 4,515,271 shares issued
        and outstanding                                                   7,000
    Additional paid-in capital                                          495,500
    Accumulated deficit                                              (1,095,227)
                                                                    -----------

    Total shareholders' equity                                           97,273
                                                                    -----------

                                                                    $ 4,626,126
                                                                    ===========

                      See accompanying notes to condensed
                       consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                        For the Nine-Month Periods Ended
                             June 30, 1997 and 1996

                                                      1997           1996
                                                   ----------     ----------
Revenues:
  Service fees                                     $3,096,041     $3,579,992
  Portfolio income                                    753,723        182,862
                                                   ----------     ----------

     Total                                          3,849,764      3,762,854

Selling, general and administrative                 3,866,572      3,615,363
                                                   ----------     ----------

Income (loss) from operations                         (16,808)       147,491
                                                   ----------     ----------

Other income (expense):
  Interest income                                         482              0
  Interest expense                                   (197,679)      (174,343)
  Rental operations, net                               86,677         84,241
                                                   ----------     ----------
     Total                                           (110,520)      ( 90,102)
                                                   ----------     ----------

Income (loss) before income taxes                    (127,328)        57,389

Provision for income taxes                              5,251         21,604
                                                   ----------     ----------

Net income (loss)                                  $ (132,579)    $   35,785
                                                   ==========     ==========

Net income (loss) per share                        $    (0.03)    $     0.01
                                                   ==========     ==========

Weighted average shares outstanding                 4,515,271      4,500,271
                                                   ==========     ==========


                      See accompanying notes to condensed
                       consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       For the Three-Month Periods Ended
                            June 30, 1997 and 1996

                                                   1997            1996
                                                ----------      ----------
Revenues:
  Service fees                                  $1,075,916      $1,232,472
  Portfolio income                                 246,035         134,812
                                                ----------      ----------

    Total                                        1,321,951       1,367,284

Selling, general and administrative              1,273,196       1,266,230
                                                ----------      ----------

Income from operations                              48,755         101,054
                                                ----------      ----------

Other income (expense):
  Interest expense                                 (69,858)        (63,858)
  Rental operaitons, net                            22,167          28,154
                                                ----------      ----------
    Total                                          (47,691)        (35,704)
                                                ----------      ----------

Income before income taxes                           1,064          65,350

Provision for income taxes                               0          17,655
                                                ----------      ----------

Net income                                      $    1,064      $   47,695
                                                ==========      ==========

Net income per share                            $     0.00      $     0.01
                                                ==========      ==========

Weighted average shares outstanding              4,515,271       4,500,271
                                                ==========      ==========

                      See accompanying notes to condensed
                       consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the Nine-Month Periods Ended
                            June 30, 1997 and 1996

                                                  1997            1996
                                               ---------       ---------

Cash flows from operating activities:
  Net income (loss)                            $(132,579)      $  35,785
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization               135,567          70,350
     Changes in operating assets and
      liabilities:
       Accounts receivables                      (53,047)       (214,024)
       Portfolio receivables                     (74,953)        (63,246)
       Accounts payable                          (40,978)        (40,939)
       Trust payables                            (16,017)         11,201
       Accrued liabilities                      (132,080)        (19,395)
                                               ---------       ---------
Net cash used in operating activities           (314,087)       (220,268)

Cash flows from investing activities:
  Purchases of property and equipment            (74,788)        (33,638)
  Decrease (increase) in other assets              1,825            (419)
  Decrease (increase) in restricted cash          16,017         (11,201)
                                               ---------       ---------

Net cash provided by (used in) investing
  activites                                      (56,896)        (45,258)
Cash flows from financing activities:
  Common stock purchase                            2,500               0
  Net borrowings from line of credit             240,777          93,175
  Note payments payable to shareholder                 0         (60,000)
  Long-term debt                                 (51,461)        274,878
                                               ---------       ---------
    Net cash provided by (used in)
     financing activities                        191,816         308,053
                                               ---------       ---------

Net increase (decrease) in cash                 (179,167)         42,527

Cash, at beginning of period                     520,706         362,234
                                               ---------       ---------

Cash, at end of period                         $ 341,539       $ 404,761
                                               =========       =========

                      See accompanying notes to condensed
                       consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       For the Nine-Month Periods Ended
                            June 30, 1997 and 1996


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

The following is the activity of Portfolio Receivables, at face value, during the nine-month period ended June 30, 1997:

Face Value of Portfolio Receivables,
September 30, 1996                                               $ 58,658,758

Add-Face Value of Portfolio Receivables Purchased                  21,060,125


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

                       For The Nine-Month Periods Ended
                            June 30, 1997 and 1996


NOTE 2 - PORTFOLIO RECEIVABLES, Continued
-----------------------------------------


Less-Face Value of Portfolio Receivables
Sold/Collected                                                    (15,553,145)

Face Value of Portfolio Receivables,
June 30, 1997                                                    $ 64,165,738
                                                                 ============

The following is the activity of Portfolio Receivables, on a cost basis, during the nine-month period ended June 30, 1997:


  Portfolio Receivables, September 30, 1996       $ 486,505

  Add:   Purchases of Portfolio Receivables         615,862

  Less:  Proceeds from sales (cost recovery)       (108,295)
         Collections (cost recovery)               (432,614)

  Portfolio Receivables, June 30, 1997            $ 561,458
                                                  =========

As reflected in the accompanying 1997 condensed consolidated statement of operations as revenues, the Company collected or received proceeds from sales of its Portfolio Receivables, in excess of their original cost on a portfolio by portfolio basis, aggregating $753,723. Total cash received from all collections and sales of the Company's Portfolio Receivables during the nine-month period ended June 30, 1997 totaled $ 1,289,627.

NOTE 3 - PROPERTY
-----------------

Property consists of the following at June 30, 1997:


  Land                                           $   866,575
  Building                                         1,540,577
  Equipment and furnishings                        1,499,721
                                                 -----------
                                                   3,906,873
  Less: accumulated depreciation                  (1,348,638)
  Property - net                                 $ 2,558,235
                                                 ===========


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

                       For the Nine-Month Periods Ended
                            June 30, 1997 and 1996


NOTE 4 - INDEBTEDNESS
---------------------

On January 29, 1997, the Company and its bank amended the maximum borrowings under the line of credit agreement from $1,250,000 to $1,500,000. Net borrowings from the line of credit at June 30, 1997 amounted to $1,232,862. Interest on the borrowings are charged monthly based a commercial bank's prime rate plus 2.0% per annum (10.25% at June 30, 1997). The line of credit expires on January 29, 1998.

Long-term debt at June 30, 1997 consists of the following:


Note payable to bank, secured by certain equipment, due in
monthly payments of $10,969, including interest at 11% per
annum, through June, 2000 at which time the entire principal
balance is due and payable.                                          $  702,021

Mortgage note payable to bank, collateralized by land and
building, due in monthly payments of $14,089, including interest at 8% per annum through December, 2000 at which time the entire
principal balance is due and payable.                                 1,866,544
                                                                     ----------

Long-term debt                                                       $2,568,565
                                                                     ==========


NOTE 5 - INCOME TAXES
---------------------

Income tax expense for the periods presented are based on the estimated effective tax rate to be incurred for the year. Deferred tax assets and liabilities at June 30, 1997, were not considered significant.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

The Company is engaged in the collection of receivables owned by entities in the commercial, retail and medical industries. The Company earns contingency fee commission on receivables collected for the Company's clients, and since 1995, the Company has begun purchasing a significant amount of receivables for its own collection account ("Portfolio Receivables"). The Company has aggressively increased its purchases of Portfolio Receivables for its own collection and anticipates that this will become a significant portion of its future operations. The Company's accounting policy does not recognize revenue from ongoing collection and resale of its Portfolio Receivables until after the recovery of the cost of each portfolio.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with consolidated financial statements and notes thereto included elsewhere in this report.

This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, competition which has and will continue to put price pressure on the Company's contingency collection business, the cost and availability of capital to finance its Portfolio Receivables and overall macro economic conditions which generally have a direct effect on the Company's ability to collect on the receivables.


Results of Operations
---------------------

Three-months ended June 30, 1997 versus Three-months ended June 30, 1996

The Company's operating revenues of $1,321,951 for the three-months ended June 30, 1997 are compared to its operating revenues for the three-months ended June 30, 1996 of $1,367,284. The Company has operating revenues from two sources: contingency fee commission revenue and Portfolio Receivables revenue. The decrease in revenues of $45,333 is primarily due to the reduced commission structure of each of the Company's contingency collection divisions. The Company recognized revenues on its purchased Portfolio Receivables of $246,035, or 18.6% of operating revenues for the three-months ended June 30, 1997 as compared to revenues of $134,812, or 9.9% of operating revenues for the three-months ended June 30, 1996.

As of June 30, 1997, the Company's direct purchases of Portfolio Receivables had a remaining face value of $64,165,738 as compared to a remaining face value of $49,845,206 as of June 30, 1996. The Company's accounting policy does not recognize revenue from the sales or collections of its Portfolio Receivables until after the recovery of the cost of each portfolio.

During the three-months ended June 30, 1997, the Company received proceeds from sales and collections of Portfolio Receivables of $381,401 as compared to $490,747 for the three-months ended June 30, 1996. The decrease in proceeds from recovery of Portfolio Receivables was due to the Company's practice during the quarter of retaining a larger portion of the accounts for collection in its own portfolios for a longer period of time rather than selling off the accounts. During the three-months ended June 30, 1997, the Company received collections of $324,080 and sales of $57,321 on its portfolio receivables as compared to collections of $263,759 and sales of $226,988 for the three-months ended June 30, 1996.

Operating expenses for the three-months ended June 30, 1997 were $1,273,196 as compared to operating expenses of $1,266,230 for the three-months ended June 30, 1996. The expenses were consistent with those for the three-months ended June 30, 1996 and reflect the Company's normal operating expenses.

Interest expense for the three-months ended June 30, 1997 increased to $69,858 from $63,858 for the three-months ended June 30, 1996. The increase relates to the Company's borrowings to acquire its Portfolio Receivables. The Company expects to continue to utilize its credit facility to finance future acquisitions of Portfolio Receivables.

Net rental income for the three-months ended June 30, 1997 was $22,167 as compared to $28,154 for the three-months ended June 30, 1996. The decrease in net rental income is attributable to the Company utilizing more space and thereby leasing out less space in the Company owned office building.

The Company reported net income of $1,064 for the three-months ended June 30, 1997 as compared to net income of $47,695 for the three-months ended June 30, 1996. The decrease in net income is primarily due to two factors: lower contingency commission fees received during this period and the Company's practice of retaining Portfolio Receivables for a longer period of time thus reducing sales revenues.

Results of Operations
---------------------

Nine-months ended June 30, 1997 versus Nine-months ended June 30, 1996

The Company's operating revenues of $3,849,764 for the nine-months ended June 30, 1997 are compared to its operating revenues for the nine-months ended June 30, 1996 of $3,762,854. The increase of $86,910 is primarily due to the Company recognizing $753,723 in revenues, or 19.6% of total operating revenues from its Portfolio Receivables for the nine-months ended June 30, 1997 as compared to revenues of $182,862, or 4.9% of total operating revenues for the nine-months ended June 30, 1996. This increase more than offset lower revenues generated by the Company's contingency collection business.

The Company expects to continue to focus on increasing its purchase of Portfolio Receivables.

As of June 30, 1997, the Company's direct purchases of Portfolio Receivables had a remaining face value of $64,165,738 as compared to a remaining face value of $49,845,206 as of June 30, 1996. The Company's accounting policy does not recognize revenue from the sales or collections of its Portfolio Receivables until after the recovery of the cost of each portfolio.

During the nine-months ended June 30, 1997, the Company received proceeds from sales and collections of Portfolio Receivables of $1,289,627 as compared to $1,266,226 for the nine-months ended June 30, 1996. The increase in proceeds from Portfolio Receivables was due to the Company's continued focus on expanding its Portfolio Receivables business.

Operating expenses for the nine-months ended June 30, 1997 were $3,866,572 as compared to operating expenses of $3,615,363 for the nine-months ended June 30, 1996. The increase in operating expenses of $251,209 is primarily attributed to an increase in payroll costs, advertising and public relation expenses, insurance costs and other expenses directly related to its collection of contingency business as well as its own Portfolio Receivables.

Interest expense for the nine-months ended June 30, 1997 increased to $197,679 from $174,343 for the nine-months ended June 30, 1996. The increase relates to the Company's borrowings to acquire its Portfolio Receivables. The Company expects to continue to utilize its credit facility to finance future acquisitions of Portfolio Receivables.

Net rental income for the nine-months ended June 30, 1997 was $86,677 as compared to $84,241 for the nine-months ended June 30, 1996. The increase in net rental income is directly attributable to the decrease in rental expenses for repairs of the building.

The Company reported a net loss of ($132,579) for the nine-months ended June 30, 1997 as compared to net income of $35,785 for the nine-months ended June 30, 1996. The decrease in net income was due to increases in operating expenses and certain revenue loss during the first quarter. The Company experienced down time in collection activity in the first quarter due to upgrading its collection software, computer hardware and additional personnel training time.

Liquidity and Capital Resources
-------------------------------

The Company has historically been funded primarily through cash flows from operations. The Company has recently used its existing credit facility, which has an outstanding balance of $1,232,862 as of June 30, 1997, to acquire Portfolio Receivables. The Company's credit facility, which carries an interest rate of prime plus 2%, has been increased to $1,500,000 and is due to expire on January 29, 1998. Management plans to purchase additional Portfolio Receivables which will necessitate the raising of additional capital through the issuance of either debt or equity securities. There are no assurances that such financing will be obtained and any delays in raising additional capital will affect the Company's ability to acquire a material amount of additional Portfolio Receivables.

The Company currently has outstanding long-term debt with financial institutions of $2,568,565, which is collateralized by a mortgage and certain equipment. The Company's equipment debt is a term note with a remaining balance of $702,021 due in December, 2000 and carries an interest rate of 11% per annum. The Company's mortgage note has a remaining balance of $1,866,544, carries an interest rate of 8% per annum and is due on March 5, 2000. Management is currently evaluating the feasibility of refinancing the mortgage note. In either case, management expects to continue to service its outstanding long-term debt through its cash flows from operations.

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

          Not Applicable

          (b) Reports on Form 8-K

          Not Applicable

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CYPRESS FINANCIAL SERVICES, INC.


Date: July 24, 1997                    By:  /s/ FARREST HAYDEN
                                          -------------------------------
                                                Farrest Hayden
                                                Chairman of the Board and
                                                Chief Executive Officer


Date: July 24, 1997                    By:  /s/ OTTO J. LACAYO
                                          -------------------------------
                                                Otto J. Lacayo
                                                Director, Chief Financial
                                                Officer and Vice President
                                                (Principal Accounting Officer)