Form 10KSB40
period 1997-09-30
CYPRESS FINANCIAL SERVICES INC
filed 1997-12-30
CIK 811510

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended September 30, 1997  Commission File Number:  0-17192

                       CYPRESS FINANCIAL SERVICES, INC.
                (Name of Small Business Issuer in its Charter)

               NEVADA                                          84-1061382
          (State or other jurisdiction of                    (I.R.S Employer
          incorporation or organization)                     Identification No.)

     5400 ORANGE AVENUE, SUITE 200, CYPRESS, CALIFORNIA              90630
          (Address of principal executive offices)                  (Zip Code)

Issuer's Telephone Number:      (714) 995-0627

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year: $4,970,356.

The aggregate value of the Registrant's Common Stock held by non-affiliates of the Registrant is $2,315,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 4,520,271 shares of the Registrant's Common Stock issued and outstanding as of November 30, 1997.

================================================================================

ITEM 1    DESCRIPTION OF BUSINESS

GENERAL

     Cypress Financial Services, Inc., a Nevada corporation (together with its subsidiaries, the "Company"), provides accounts receivable management, administration, and debt collection services primarily to health care providers, and consumer credit issuers. In addition to its third party collection business, in January 1995, the Company started to acquire accounts receivable and other consumer obligations for its own collection portfolio. The types of distressed and discounted obligations the Company has or intends to acquire for its own portfolio include performing and non-performing installment loans, secured and unsecured consumer and commercial loans, credit card obligations, and accounts receivable. The Company's sources for these distressed and discounted obligations are federal and state banking and savings and loan institutions, hospitals, finance companies, insurance companies, credit unions, consumer credit issuers, and other collection agencies.

     The Company operates primarily through wholly-owned subsidiaries or divisions that serve specific segments of the collection service industry. The Company's subsidiaries or divisions include: (i) Medical Control Services, Inc. ("MCSI"), a collection agency servicing the health care industry; (ii) Merchants Recovery Services, Inc. ("MRSI"), a company that primarily offers accounts receivable collection services to banks, credit unions, public utilities, and retailers; (iii) Lien Solutions, Inc. ("LSI"), a company that specializes in the recovery of unpaid worker's compensation claims primarily for healthcare service providers, including hospitals and doctors; (iv) My Boss, Inc. dba Business Office Support Services ("BOSS"), a company that provides pre-collection consulting and credit monitoring services to medical providers and other businesses that extend credit; and (v) Revenue Practice Enhancements ("RPE"), a division of MCSI that offers complete electronic billing services for doctors' offices.

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

OPERATING SUBSIDIARIES

     The Company does business through the following operating subsidiaries under trade names which serve the collection, billing, and other office support needs of the collection service industry:

     MEDICAL CONTROL SERVICES, INC.

     MCSI was incorporated in California in 1977 as a collection agency servicing the health care industry. MCSI has service contracts with over 1,000 clients that include, hospitals, medical groups, doctors, laboratories, radiology centers, emergency rooms, and convalescent homes. The volume of annual collection assignments for MCSI reached in excess of $27 million in fiscal 1997. MCSI also operates RPE, a division that offers medical providers outsourcing services for their patient billing process. RPE utilizes state of the art billing software that covers all national private insurance carriers, including Medicaid and Medicare. In fiscal 1997, RPE received billing assignments in excess of $ 11 million.

     MERCHANTS RECOVERY SERVICES, INC.

     MRSI was incorporated in California in 1982 to serve the accounts receivable collection needs for commercial businesses. MRSI has service contracts with over 1,000 clients that include banks, credit unions, public utilities, and wholesale and retail establishments. The volume of annual account assignments reached in excess of $149 million in fiscal 1997. In January 1995, MRSI began to diversify from purely a debt collection service on a contingency basis to include direct purchases of credit card debt from banks and other sources of distressed or discounted consumer obligations for its own collection and/or resale. Since commencing this program in January 1995, MRSI purchased over $221 million of such obligations for its own portfolio, including $130 million during fiscal 1997. See "Portfolio Management."

     LIEN SOLUTIONS, INC.

     LSI was incorporated in California in 1984 to provide specialized collection services to clients that have complex collection needs. LSI has developed sophisticated systems and procedures for resolving its clients contested workers compensation claims which, unlike typical collection matters, are governed by the Workers' Compensation Appeals Board, which has exclusive jurisdiction over such claims. In addition, LSI also extends its specialized service to third-party payor disputes, such as personal injury liens, Medicare, HMO denials and lien subrogation. In fiscal 1997, LSI received collection assignments in excess of $17 million.

     MY BOSS, INC. DBA BUSINESS OFFICE SUPPORT SERVICES

     BOSS was incorporated in California in 1989 to provide its clients with pre-collection management of their accounts receivable. BOSS acts as an extension of its clients' accounts receivable department by utilizing its staff of trained representatives and its sophisticated data processing support systems to replace or supplement the traditional accounts receivable department. By using its employees, computers and predictive dialing, BOSS is able to more effectively receive payment from its clients' patients than the traditional method of pre-collection demand letters. The pre-collection services offered by BOSS are aimed at lowering the cost of collection for its clients and increasing recovery rates of its clients receivables before the receivables become bad debt. BOSS acts as the accounts receivable department allowing the client's personnel to focus on other productive tasks. In fiscal 1997, BOSS received collection assignments in excess of $8 million.

CONTINGENT COLLECTION SERVICE AGREEMENTS

     The Company is generally retained on a month-to-month basis by its clients to administer current receivables or to collect past due debts with fees payable on a contingent basis based upon the amount collected. The Company negotiates its commission rate with each client, depending upon the size, aging, and general collectibility of the accounts.

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

     Once a portfolio is purchased, the Company utilizes its general accounts receivable management and debt collection services to generate cash flow on the portfolio. Because the cost to acquire the portfolio is extremely low for each individual account within the portfolio, the Company can offer more attractive settlement and payment options to the individual debtors than those debtors have been offered by the originating lender or that can be offered by the Company on a contingent basis. The cash flow generated from the Company's portfolio collections is then used to acquire additional portfolio assets. As of September 30, 1997, the Company's own portfolio of distressed and discounted obligations had an outstanding face value of $165 million.

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

     The Company is currently upgrading its systems and believes that upon completion its processing support and management information systems will be sufficient to substantially expand its business without significant additional capital expenditure.

CUSTOMERS

     The Company generally has a broad and well diversified client base that includes hospitals, medical groups, laboratories, convalescent homes, banks, credit unions, public utilities, wholesale and retail establishments.

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

MARKETING

     The Company maintains a full-time staff of sales representatives that continuously solicit business by pursuing leads from existing clients, using multiple business and commerce directories, and utilizing promotional materials. Recently, the Company began promoting its services on the Internet by establishing a WEB page which describes the Company's services. In addition, the Company has started to advertise its services through more traditional media, including newspapers and magazines.

GOVERNMENT REGULATION

     The Company is regulated by the Fair Debt Collection Practice Act and the Telephone Consumer Protection Act which are enforced by the Federal Trade Commission. In this regard, the Company devotes continuous efforts, through training of personnel and monitoring of compliance in order to provide ethical, innovative, high quality accounts receivable management and collection business which meets the needs of its clients and that complies with the law.

     Although the Company believes that it is currently in compliance with applicable statutes and regulations, there can be no assurance that the Company will always be able to maintain such compliance. The failure to comply with such statutes and regulations could have a material adverse effect upon the Company. Furthermore, the adoption of additional statutes and regulations, changes in the interpretation and enforcement of current statutes and regulations, or the expansion of the Company's business into jurisdictions that have adopted more stringent regulatory requirements than those in which the Company currently conducts business could have a material adverse effect upon the Company.

COMPETITION

     The accounts receivable management and collection business is highly competitive. The Company competes with a number of national, local, and regional companies with operations similar to those of the Company. Many of the Company's competitors have far greater resources than the Company and have access to capital markets which may be unavailable to the Company.

     The Company believes that the principal competitive factors affecting the Company's receivable management and collection business is increasingly based upon collection performance, price, and services provided. These competitive factors have generally caused a downward adjustment to commission rates. The Company believes that it can compete effectively by offering its clients innovative receivable management solutions and by continually enhancing its collection procedures.

     There is substantial competition for the acquisition and management of distressed and non-performing consumer obligations and accounts receivables. Although the amount of non-performing and other distressed obligations available for sale is quite large, there are numerous competitors for these assets that have more resources than the Company.

EMPLOYEES

     As of September 30, 1997, the Company had 81 full time employees and 19 part-time employees, of whom 4 are management personnel, 5 are sales and marketing personnel, 3 are legal personnel, 16 are MCSI collectors, 16 are MRSI collectors, 14 are LSI collectors, 17 are BOSS pre-collection representatives, 6 are RPE billing clerks, 2 are accounting personnel, 1 is a computer technician, 1 is a building superintendent and 15 are operations support personnel. The Company believes that its relations with its employees are good. The Company is a not a party to any collective bargaining agreement.

ITEM 2    DESCRIPTION OF PROPERTIES

     The Company owns its office building and property located at 5400 Orange Avenue, Cypress, California where it conducts its operations. The office building, which was purchased in 1993, contains approximately 50,000 square feet of office space. Currently, the Company occupies approximately 29,000 square feet for its operations, and makes the remainder of the building available for lease to third party tenants. Although the Company may establish remote offices to better serve its clients, the Company believes that its current facility is suitable and adequate for its current and anticipated operations.

ITEM 3    LEGAL PROCEEDINGS

     As of September 30, 1997, the Company is not involved in any material litigation, although the Company is involved, from time to time, in litigation that is incident to its collection business. The Company regularly initiates legal proceedings as a plaintiff in connection with its routine collection activities.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1997.

                                    PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

     The Company's Common stock, $.001 par value, is traded under the symbol "CYFS" through the OTC Electronic Bulletin Board maintained by the National Association Securities of Security Dealers, Inc. (the "NASDAQ"), which has no financial eligibility standards and is totally separate from NASDAQ. The Electronic Bulletin Board does not constitute an active trading market and trading in the Company's Common Stock is limited and sporadic. The following table sets forth the range of high bid and low bid quotations for the Common Stock for the periods indicated. The quotations are inter-dealer prices in the over-the-counter market without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

     Fiscal Year ended September 30, 1997        High       Low
                                                 ----       ----
                     4th Quarter                 1.75       1.19
                     3th Quarter                 3.25        .94
                     2th Quarter                 3.75       2.00
                     1th Quarter                 3.87       2.75

     Fiscal Year ended September 30, 1996        High       Low
                                                 ----       ----
                     4th Quarter                 2.75       2.50

     As of September 30, 1997 there were 1,604 holders of record of the Company's Common Stock.

DIVIDEND POLICY

     The Company has never paid a dividend and does not anticipate paying any cash dividends in the foreseeable future. The Company intends to retain any earnings to provide funds to finance future growth.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is engaged primarily in the collection of receivables owned by entities in the commercial, retail, and medical industries. Commencing in January, 1995, the Company began purchasing a significant amount of portfolio receivables for its own collection account. The Company anticipates that the purchase of portfolio receivables for its own collection account will become a significant portion of its future operations.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

     This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, competition, which has and will continue to put price pressure on the Company's third party collection business, the cost and availability of capital to finance its portfolio receivables, and overall macro-economic conditions.

RESULTS OF OPERATIONS

     Service fee revenues for the year ended September 30, 1997, were approximately $3,969,000 as compared to revenues of $4,870,000 for the year ended September 30, 1996. The decrease in revenues was due to the continuing downward pressure of commission rates for contingency business.

     Revenues from collection of the Company's portfolio receivables are recognized only after the cost of such portfolios has been recovered. For the year ended September 30, 1997, the Company recognized approximately $1,002,000 in revenue from its portfolio receivables on collections and sales of approximately $1,732,000 compared with $501,800 in revenue recognized at September 30, 1996 on collections and sales of approximately $1,794,000. Through September 30, 1997, the Company had paid approximately $3,038,000 to purchase its own portfolio receivables and recovered approximately $4,092,000 through sales and collections of those receivables, recognizing cumulative revenues of approximately $1,525,000 and leaving a portfolio carrying value of approximately $471,000. As of September 30, 1997, the Company's remaining outstanding balance on its own portfolio receivables was $165 million as compared to an outstanding balance of approximately $58 million at September 30, 1996.

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

     Operating expenses for the year ended September 30, 1997 were approximately $5,272,000 as compared to $5,132,000 for the year ended September 30, 1996. The increase in expenses was directly attributable to the Company's continued expansion into direct purchases of portfolio receivables for its own account and the related costs to collect such receivables.

     Loss from operations for the year ended September 30, 1997 was approximately $302,000 as compared to income of approximately $240,000 for the year ended September 30, 1996. The decrease in operating income is directly related to the decrease in contingent fee revenues due to the downward pressure on commission rates partially offset by the Company's continued efforts into expansion of direct purchases of portfolio receivables.

     Interest expense for the year ended September 30, 1997 decreased to approximately $306,000 as compared to $315,000 for the year ended September 30, 1996, due to the reduction of certain borrowings to acquire its portfolio receivables as well as other Company assets. The Company expects to continue to utilize its credit facility to finance future acquisitions of portfolio receivables.

     The Company owns the 50,000 square foot commercial building where its headquarters are located. The Company occupies approximately 59% of the building with the remaining 41% being occupied by tenants on short-term leases. Net rental income for the year ended September 30, 1997 was approximately $131,000 as compared to $143,000 for the year ended September 30, 1996. The decrease in net rental income was due to the Company occupying more space within the building and to lower average monthly rental rates for the remaining space over the prior period.

     The Company reported a net loss of approximately $454,000 for the year ended September 30, 1997 as compared to income of approximately $30,000 for the year ended September 30, 1996. The decrease in net income resulted from the expansion into purchases of portfolio receivables for its own account and the decrease in contingent fee revenues. In addition, other related factors contributing to the 1997 net loss was the direct write-off of receivables of certain bankrupt clients, the increased depreciation write-off due to additional equipment acquisitions of approximately $290,000 and other year-end accruals.

LIQUIDITY AND CAPITAL RESOURCES

     The Company funds its operations through cash flows from operations. Management intends to generate increased revenues through additional purchases of discounted obligations for its own portfolio. The Company's credit facility, which has been increased to $1,500,000 and carries an interest rate of bank reference rate plus 1.5% on any outstanding balance or 10% at September 30, 1997, and which expires on January 29, 1998, has been used primarily for the purchase of portfolio receivables. The outstanding balance of the line of credit at September 30, 1997 was approximately $1,150,000. Management intends to either renew the obligation through its existing bank, or consider extinguishing the indebtedness through a placement of alternative debt securities or equity securities. There are no assurances that such refinancing will be obtained by management. The Company has also financed certain auto deficiency portfolio receivables with a major California institution that carries no interest and is payable at the rate of 35% of monthly collections of said receivables until the note is fully paid. The outstanding balance at September 30, 1997 was $ 120,000 and any remaining unpaid balance is due and payable on August 9, 1998. The Company has also financed certain of its equipment and fixtures with a term note that carries an interest rate of 11% that is due in June, 2000. As of September 30, 1997, the balance on this term note was approximately $688,000.

The Company continues to execute an aggressive business plan to ultimately immerse itself in purchasing its own accounts receivable base for collection and resale while maintaining its position in collecting debt for third parties on contingency.

ITEM 7    FINANCIAL STATEMENTS

     See "Index to Consolidated Financial Statements" for a listing of the consolidated financial statements filed with this report.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 28, 1997, the Company's Board of Directors approved the engagement of Arthur Andersen, LLP to serve as the Company's independent public accountants and to conduct the audit of the Company's financial statements for the fiscal year ending September 30, 1997, replacing the firm of Corbin & Wertz, CPAs, who had been engaged to audit the Company's financial statement for the fiscal years ended September 30, 1995 and 1996. The change in accountants was made with the view that it was in the best interests of the Company and its shareholders to engage a nationally-recognized accounting firm to audit its financial statements. The audit reports provided by Corbin & Wertz, CPAs for the fiscal years ended September 30, 1995 and 1996 did not contain any adverse opinion or a disclaimer of opinion nor any report qualified in any respect, and management of the Company knows of no past disagreements between the Company and Corbin & Wertz, CPAs on any matter of accounting principles of practice, financial statement disclosure or auditing, scope or procedure.

                                   PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE
               WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Information required by this item will be contained in the Company's Information Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 1997 and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this item will be contained in the Company's Information Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 1997 and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be contained in the Company's Information Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 1997 and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be contained in the Company's Information Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 1997 and is incorporated herein by reference.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits: See "Exhibit Index".

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1997.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CYPRESS FINANCIAL SERVICES, INC.

Date:  December 26, 1997           By: /s/ Farrest Hayden
                                   ------------------------------
                                   Farrest Hayden
                                   Chairman of the Board and
                                   Chief Executive Officer


     In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures                       Title                         Date Signed
--------------------------------------------------------------------------------


/s/ Farrest Hayden            Chairman of the Board            December 26, 1997
--------------------
Farrest Hayden                Chief Executive Officer
                              and President

/s/ Otto J. Lacayo            Director, Chief Financial        December 26, 1997
--------------------
Otto J. Lacayo                Officer and Vice President
                              (Principal Accounting Officer)

/s/ Graham E. Gill            Director                         December 26, 1997
--------------------
Graham E. Gill

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


                                                                    Page
                                                                    ----
Reports of Independent Public Accountants                        F-2 to F-3

Consolidated Balance Sheet as of September 30, 1997                     F-4

Consolidated Statements of Operations for the years ended
  September 30, 1997 and 1996                                           F-5

Consolidated Statements of Shareholders' Equity (Deficit)
  for the years ended September 30, 1997 and 1996                       F-6

Consolidated Statements of Cash Flows for the years ended
  September 30, 1997 and 1996                                    F-7 to F-8

Notes to Consolidated Financial Statements                      F-9 to F-18

                 [LETTERHEAD OF ARTHUR ANDERSEN APPEARS HERE]

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

To the Shareholders of Cypress Financial Services, Inc.:

We have audited the accompanying consolidated balance sheet of Cypress Financial Services, Inc. (a Nevada Corporation) and subsidiaries as of September 30, 1997, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cypress Financial Services, Inc. and subsidiaries as of September 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                        /s/ Arthur Andersen LLP

                                        ARTHUR ANDERSEN LLP


Orange County, California
November 14, 1997

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


The Board of Directors
Cypress Financial Services, Inc.


We have audited the accompanying consolidated statements of operations, shareholders' equity (capital deficiency) and cash flows for the year ended September 30, 1996 of Cypress Financial Services, Inc. and subsidiary (the "Company"). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Cypress Financial Services, Inc. and subsidiaries for the year ended September 30, 1996 in conformity with generally accepted accounting principles.


                                             /s/ Corbin & Wertz

                                             CORBIN & WERTZ

Irvine, California
November 1, 1996

                       CYPRESS FINANCIAL SERVICES, INC.
                       --------------------------------
                               AND SUBSIDIARIES
                               ----------------

                          CONSOLIDATED BALANCE SHEET
                          --------------------------

                              SEPTEMBER 30, 1997
                              ------------------

                                    ASSETS
                                    ------

                                                                               1997
                                                                           ----------
Cash                                                                       $  271,455
Restricted cash                                                               397,298
Accounts receivable, net of allowance for doubtful
 accounts of $95,845                                                          445,006
Portfolio receivables                                                         470,561
Property, net of accumulated depreciation of $1,391,987                     2,696,234
Notes receivable from shareholders                                              4,025
Prepaid expenses and other                                                     99,725
                                                                           ----------

                                                                           $4,384,304
                                                                           ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------


Accounts payable                                                           $   50,206
Trust payables                                                                397,298
Accrued liabilities                                                           146,972
Line of credit                                                              1,150,000
Notes payable                                                               2,671,131
Capital lease obligations                                                     180,698
                                                                           ----------
                    Total liabilities                                       4,596,305
                                                                           ----------
COMMITMENTS

SHAREHOLDERS' EQUITY (DEFICIT):
  Series A convertible, redeemable preferred stock, $0.001
        par value, stated at $2.00 liquidation preference per share,
        5,000,000 shares authorized; 345,000 shares issued and
          outstanding                                                         690,000
  Common stock, $0.001 par value; 30,000,000 shares authorized;
        4,520,271 shares issued and outstanding                                 4,520
  Paid-in capital                                                             510,480
  Accumulated deficit                                                      (1,417,001)
                                                                           ----------
          Total shareholders' deficit                                        (212,001)
                                                                           ----------
                                                                           $4,384,304
                                                                           ==========

The accompanying notes are an integral part of this consolidated balance sheet.

                        CYPRESS FINANCIAL SERVCIES, INC.
                        --------------------------------
                                AND SUBSIDIARIES
                                ----------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996
                -----------------------------------------------

                                               1997         1996
                                            -----------  -----------
REVENUES:
    Service fees                            $3,968,741   $4,870,062
    Portfolio receivables revenue            1,001,615      501,880
                                            ----------   ----------
                                             4,970,356    5,371,942
                                            ----------   ----------
OPERATING EXPENSES:
    Salaries, wages and related benefits     3,438,660    3,401,800
    Selling, general and administrative      1,636,711    1,595,105
    Depreciation                               196,499      134,736
                                            ----------   ----------
                                             5,271,870    5,131,641
                                            ----------   ----------
INCOME (LOSS) FROM OPERATIONS                 (301,514)     240,301
                                            ----------   ----------
OTHER INCOME (EXPENSE):
    Interest expense, net                     (305,796)    (314,850)
    Rental operations                          131,081      143,475
                                            ----------   ----------
                                              (174,715)    (171,375)
                                            ----------   ----------
INCOME (LOSS) BEFORE PROVISION (BENEFIT)
    FOR INCOME TAXES                          (476,229)      68,926

PROVISION (BENEFIT) FOR INCOME TAXES           (21,702)      39,000
                                            ----------   ----------
NET INCOME (LOSS)                           $ (454,527)  $   29,926
                                            ==========   ==========
NET INCOME (LOSS) PER SHARE                     $(0.10)       $0.01
                                            ==========   ==========
WEIGHTED AVERAGE SHARES OUTSTANDING          4,509,914    4,500,271
                                            ==========   ==========

  The accompanying notes are an integral part of this consolidated balance sheet.

                       CYPRESS FINANCIAL SERVICES, INC.
                       --------------------------------
                               AND SUBSIDIARIES
                               ----------------

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
           ---------------------------------------------------------

                FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996
                -----------------------------------------------

                                       Series A Convertible,
                                            Redeemable
                                          Preferred Stock         Common Stock                                      Total
                                         -----------------     -------------------   Paid-in     Accumulated     Shareholders'
                                         Shares    Amount       Shares     Amount    Capital       Deficit      Equity (Deficit)
                                         -------  ---------    ---------  --------   --------   -------------   ----------------
BALANCES, at September 30, 1995                -  $       -    4,500,271  $ 4,500    $495,500   $  (992,400)        $ (492,400)



    Preferred stock issued in
     satisfaction of related
        party notes payable              345,000    690,000            -        -           -             -            690,000



    Net income                                 -          -            -        -           -        29,926             29,926

                                         -------  ---------    ---------  --------   --------   ------------        ----------

BALANCES, at September 30, 1996          345,000    690,000    4,500,271    4,500     495,500      (962,474)           227,526



Stock issued in exchange for services
 provided                                      -          -       10,000       10      12,490             -             12,500



Warrants exercised                             -          -       10,000       10       2,490             -              2,500



Net loss                                       -          -            -        -           -      (454,527)          (454,527)

                                         -------  ---------    ---------  --------   --------   -------------       ----------

BALANCES, at September 30, 1997          345,000   $690,000    4,520,271   $4,520    $510,480   $(1,417,001)        $ (212,001)

                                         =======  =========    =========  ========   ========   =============       ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CYPRESS FINANCIAL SERVICES, INC.
                       --------------------------------
                               AND SUBSIDIARIES
                               ----------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996
                -----------------------------------------------

                                                                              1997           1996
                                                                           ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                      $(454,527)     $  29,926
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                        218,607        153,151
        Stock issued in exchange for services provided                        12,500              -
        Changes in operating assets and liabilities:
                (Increase) in prepaid expenses and other                     (77,538)        (3,200)
                (Increase) decrease in accounts receivable, net              147,566       (294,382)
                (Increase) decrease in portfolio receivables                  15,944         (3,172)
                Decrease in accounts payable                                 (22,736)       (26,661)
                Increase (decrease) in accrued liabilities                  (186,098)       150,543
                                                                           ---------      ---------
                    Net cash provided by (used in) operating activities     (346,282)         6,205
                                                                           ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property                                                    (90,881)       (44,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings from line of credit                                       157,915        332,990
    Principal payment on notes payable to related parties                          -        (60,000)
    Proceeds from notes payable                                              120,000              -
    Principal payments on notes payable                                      (68,895)       (76,578)
    Principal payments on capital lease obligations                          (23,608)             -
    Proceeds from warrants exercised                                           2,500              -
                                                                           ---------      ---------
                    Net cash provided by financing activities                187,912        196,412
                                                                           ---------      ---------
NET INCREASE (DECREASE) IN CASH                                             (249,251)       158,472

CASH, at beginning of period                                                 520,706        362,234
                                                                           ---------      ---------
CASH, at end of period                                                     $ 271,455      $ 520,706
                                                                           =========      =========

                       CYPRESS FINANCIAL SERVICES, INC.
                       --------------------------------
                               AND SUBSIDIARIES
                               ----------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    --------------------------------------

          FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996 - Continued
          -----------------------------------------------------------

                                              1997      1996
                                            --------  --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION--
        Cash paid during the period for:
            Interest                        $428,482  $362,231
                                            ========  ========
            Income taxes                    $ 88,979  $  6,330
                                            ========  ========



SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING, FINANCING AND OPERATING
 ACTIVITIES--

During the year ended September 30, 1996, the Company issued 345,000 shares of its Series A convertible, redeemable preferred stock in satisfaction of $690,000 in notes payable to the former shareholders of MCSI, which are current shareholders and officers of the Company (see Note 6).

During the year ended September 30, 1997, the Company issued 10,000 shares of its common stock to a consultant in exchange for services provided. The services were valued at the market value of the common stock on the date issued, which totaled $12,500.

Based upon agreement between the parties, the Company offset interest payable to shareholders with notes receivable from shareholders in the amount of $57,725.

The Company entered into four capital leases during the year. The value of the property purchased totaled $204,306. Future obligations under these leases totaled $180,698 at September 30, 1997.




 The accompanying notes are an integral part of these consolidated financial statements.

                       CYPRESS FINANCIAL SERVICES, INC.
                       --------------------------------
                               AND SUBSIDIARIES
                               ----------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                              SEPTEMBER 30, 1997
                              ------------------



1. Organization and Summary of Significant Accounting Policies
   -----------------------------------------------------------

     a.   Organization and Basis of Presentation
          --------------------------------------

     Cypress Financial Services, Inc. (formerly The Christmas Guild, Inc.), is a Nevada Corporation organized in February 1987 under the name Oxford Venture Corporation.

     On September 12, 1995, The Christmas Guild, Inc. (TCG) acquired the issued and outstanding common stock of Medical Control Services, Inc. and its wholly owned subsidiaries (MCSI) for 2,249,000 shares of its common stock, $400,000 in cash and notes payable totaling $850,000 (see Note 6). Concurrently, TCG issued 2,100,000 shares of its common stock to new investors for $400,000 in cash and a 30-day note receivable for $100,000. The original shareholders of TCG retained 151,271 shares after the consummation of the above transactions. Concurrent with the acquisition, TCG changed its name to Cypress Financial Services, Inc. As TCG had no significant operations prior to the acquisition, the purchase was accounted for as a reverse acquisition whereby MCSI has been identified as the acquiring corporation.

     Cypress Financial Services, Inc. and its wholly owned subsidiaries (collectively the "Company") are engaged in the collection of receivables owned by entities in the commercial, retail and medical industries. The majority of the Company's collection efforts are concentrated in California. In 1995, the Company began purchasing liquidating portfolios of delinquent unsecured consumer receivables for its own account.

     b.   Principles of Consolidation
          ---------------------------

     The consolidated financial statements include the accounts of Cypress Financial Services, Inc. and its subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

     c.   Use of Estimates
          ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates.

     d.   Revenue Recognition
          -------------------

     Accounts receivable represent accounts in which the Company provides collection services for entities in the commercial, retail and medical industries for a fee. Service fee revenue is recognized upon the collection of the receivables owned by the Company's customers. No one customer accounted for more than 10 percent of total revenues for the years presented.

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

     e.   Fair Value of Financial Instruments
          -----------------------------------

     Fair values of financial instruments are estimated using available market information and other valuation methodologies. The fair values of the Company's financial instruments are estimated to approximate the related book value, unless otherwise indicated.

     f.   Property
          --------

     Equipment, furnishings and automobiles are carried at cost and depreciated using both straight-line and accelerated methods over the estimated useful lives of the assets, which are generally 5 to 7 years. The building is being depreciated over a period of 39 years.

     Repairs and maintenance are charged to expense as incurred; replacements and betterments are capitalized.

     g.   Trust Accounts and Restricted Cash
          ----------------------------------

     The Company maintains trust accounts for the benefit of its customers. Related funds are deposited in trust bank accounts and reflected as a trust liability until such amounts held in trust are remitted to customers. The trust account cash balance of $397,298 is reflected as restricted cash and trust payable in the accompanying consolidated balance sheet at September 30, 1997.

     h.   Income Taxes
          ------------

     The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires the asset and liability method of accounting for income taxes.


     i.   Net Income (Loss) Per Common Share
          ----------------------------------

     The number of shares used in computing net income (loss) per common share is equal to the weighted average number of common and common equivalent shares outstanding during the respective period. Outstanding stock options are treated under the treasury stock method as common stock equivalents when dilution results from their assumed exercise.

     j.   Rental Operations
          -----------------

     The Company leases a portion of its building to unrelated parties. Management allocates certain costs incurred to rental operations based on a ratio of square footage to the total square footage of the respective building. The results of rental operations for the years ended September 30, 1997 and 1996 are as follows:

                                                              1997       1996
                                                            ---------  ---------
          Rental income                                     $288,139   $318,634
          Interest expense                                   (63,303)   (69,106)
          Utilities                                          (77,287)   (88,278)
          Depreciation                                       (16,468)   (17,775)
                                                            --------   --------
                                                            $131,081   $143,475
                                                            ========   ========

     k.   New Pronouncements
          ------------------

     In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." As permitted under the standard, the Company continued to account for employee stock options in accordance with APB Opinion No. 25 and made necessary proforma disclosures mandated by SFAS No. 123. The adoption of this standard had no impact on the Company's results of operations.

     In fiscal 1998, the Company will be required to adopt SFAS No. 129, "Disclosure on Information about Capital Structure," which continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. The adoption of this standard will have no effect on the Company's results of operations.

     The Financial Accounting Standards Board (FASB) has issued SFAS No. 128, "Earnings per Share (EPS)." This standard is effective for both interim and annual reporting periods ending after December 15, 1997. SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS is computed in the same way as fully diluted EPS, except that the calculation now uses the average share price for the reporting period to compute dilution from options under the treasury stock method. Management believes that the adoption of this standard will not have a significant impact on EPS. Earlier adoption is not permitted.

     In June 1997, the FASB issued SFAS Nos. 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information," respectively. SFAS Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997, with earlier adoption permitted. The Company believes that adoption of these standards will not have a material impact on the Company.

2. Portfolio Receivables
   ---------------------

Portfolio receivables activity consists of the following as of September 30, 1997 and 1996, and for the years then ended:

                                                              Cost Basis
                                                              ----------
     Portfolio receivables at September 30, 1995              $  483,333
      Purchases of portfolio receivables                       1,350,637
      Collections applied to cost basis                         (389,172)
      Sales of portfolio receivables applied to cost basis      (958,293)
                                                              ----------
     Portfolio receivables at September 30, 1996                 486,505
      Purchases of portfolio receivables                         735,862
      Collections applied to cost basis                         (272,538)
      Sales of portfolio receivables applied to cost basis      (479,268)
                                                              ----------
     Portfolio receivables at September 30, 1997              $  470,561
                                                              ==========

For the years ended September 30, 1997 and 1996, the Company had gross collections from the portfolio receivables of $1,252,407 and $836,307, respectively, of which $1,001,615 and $501,880 were recognized as revenue in the accompanying consolidated financial of operations.

Due to the nature of these portfolio receivables, there is no assurance that historical collection results will reflect the future collectibility of the face value of the portfolio receivables.

3.   Property
     --------

Property consists of the following at September 30, 1997:

          Land                                $  866,575
          Building                             1,540,577
          Equipment and furnishings            1,548,654
          Autos                                  132,415
                                              ----------
                                               4,088,221
           Less--Accumulated depreciation      1,391,987
                                              ----------
                                              $2,696,234
                                              ==========

Depreciation expense for the years ended September 30, 1997 and 1996 totaled $212,967 and $152,511, respectively. At September 30, 1997, the net book value of equipment under capital leases was $170,255.

4.   Line of Credit
     --------------

The Company has a line of credit agreement (the Agreement) with a financial institution which expires on January 29, 1998. Under the terms of the Agreement, the Company may borrow up to $1,500,000. The Company is required to pay interest monthly at the bank's reference rate plus 1.5 percent (10.0 percent at September 30, 1997). As of September 30, 1997, net borrowings amounted to $1,150,000. At September 30, 1997, the Company has $350,000 available under this line of credit. The borrowings are secured by substantially all of the Company's assets as defined under an Agreement. The financial institution has agreed to renew the line of credit for a one-year period.

5.   Notes Payable
     -------------

Notes payable consists of the following at September 30, 1997:

    Note payable to bank, secured by certain equipment,
     due in monthly payments of $10,969, including
     interest at 11 percent per annum, through June 2000
     at which time the entire principal balance is due and payable.    $  688,721
    Mortgage note payable to bank, collateralized by land
     and building, due in monthly payments of $14,089,
     including interest at 8 percent per annum, through
     December 2000 at which time the entire principal
     balance is due and payable.                                        1,862,410
    Note payable to a financial institution, secured by
     portfolio receivables, due in monthly payments based
     on collections through August 1998, at which time the entire
     principal balance is due and payable.                                120,000
                                                                       ----------
                                                                       $2,671,131
                                                                       ==========

Annual maturities of notes payable at September 30, 1997 are as follows:

                    Years Ending
                    September 30,
                    -------------
                         1998                               $  199,599
                         1999                                   88,129
                         2000                                  588,806
                         2001                                1,794,597
                                                            ----------
                                                            $2,671,131
                                                            ==========

6.   Capital Transactions
     --------------------

     a.   Series A Convertible, Redeemable Preferred Stock
          ------------------------------------------------

     In connection with the acquisition of MCSI (see Note 1), the Company issued notes aggregating $850,000 payable to the former MCSI shareholders, $100,000 and $60,000 of which were paid in September 1995 and April 1996, respectively.

     On September 30, 1996, the Company converted the balance of such notes totaling $690,000 into 345,000 shares of the Company's Series A convertible, redeemable preferred stock. The preferred stock is convertible into shares of common stock at $2.00 per share at the option of the holders through September 29, 1999, at which time the shares may be converted at a rate of $1.50 per share of common stock, subject to antidilution provisions. The underlying common stock reserved for conversion are subject to registration rights under the Securities Act of 1933, at which time such shares will be automatically converted into common stock. The Company has the right to redeem these preferred shares at $2.00 per share. If such shares have not been redeemed or converted by September 29, 1999, the redemption price increases to $2.50 per share, subject to antidilution provisions. The holders of the Company's Series A convertible, redeemable preferred shares are entitled to the same voting and dividend rights as the common shareholders. Such preferred shares have a liquidation preference at $2.00 per share over common shareholders.

     b.   Common Stock Issuances
          ----------------------

     On June 2, 1997, the Company issued 10,000 shares of its common stock as payment for services provided by an outside consultant. The services were valued at the market value of the common stock on the date issued, which totaled $12,500.

     On February 12, 1997, a former owner of TCG exercised warrants to purchase 10,000 shares of the Company's common stock at $0.25 per share.

     c.   Stock Option Plan
          -----------------

     In 1995, the Company adopted, and the shareholders approved, the Cypress Financial Services, Inc. 1995 Stock Option Plan (the Plan) which authorized 450,000 stock option grants to purchase the Company's common stock.

     The Plan provides for the grant by the Company of options to purchase shares of the Company's common stock to its officers, directors, employees, consultants and advisors. The Plan provides that it is to be administered by a committee appointed by the Board of Directors (the Committee) all of whom are "disinterested" under 16b-3 of the Securities Exchange Act of 1934, as amended. The Committee has discretion, subject to the terms of the Plan, to select the persons entitled to receive options under the Plan, the terms and conditions on which options are granted, the exercise price, the time period for vesting such shares, the number of shares subject thereto, and whether such options shall qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue code, or "non-qualified stock options."

     The Company accounts for this Plan under APB Opinion No. 25, under which no compensation cost has been recognized. SFAS No. 123 "Accounting for Stock-Based Compensation" was issued in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. Adoption of SFAS No. 123 is optional, however pro forma disclosures as if the Company had adopted the cost recognition method are required. Had compensation cost for stock options awarded under this plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share for the year ended September 30, 1997 would have reflected the following pro forma amounts:

      Net Loss:          As Reported           $(454,527)
                         Pro Forma             $(702,066)
      Primary EPS:       As Reported           $   (0.10)
                         Pro Forma             $   (0.16)

     The Company has granted 129,400 options under the Plan. These options are issued at fair market value or at a 10 percent premium if the individual is a 10 percent or more shareholder. At the discretion of the Board of Directors, these options become vested immediately, are exercisable in whole or in installments, and expire ten years from the date of grant.

     A summary of the status of the Plan at September 30, 1996 and 1997 and changes during the years then ended is presented in the table and narrative below:

                                                     September 30, 1996                    September 30, 1997
                                               -------------------------------      ---------------------------------
                                                                    Weighted                                Weighted
                                                                     Average                                Average
                                                                    Exercise                                Exercise
                                                  Shares              Price              Shares              Price
                                               ------------      -------------      ---------------      -------------
            Outstanding at beg. of year                   -                  -                   -                 -
              Granted                                     -                  -             129,400             $2.75
              Exercised                                   -                  -                   -                 -
              Forfeited                                   -                  -             (10,750)            $2.75
                                                     ------             ------             -------             -----
            Outstanding at end of year                    -                  -             118,650             $2.75
                                                     ======             ======             =======             =====

            Exercisable at end of year                    -                  -             118,650             $2.75
                                                     ======             ======             =======             =====

            Weighted average fair value of
            options granted                                                                                    =====
                                                                                                               $2.09
                                                                                                               =====

          The 118,650 options outstanding at September 30, 1997 have an exercise price of $2.75, a fair value of $2.09, a weighted average remaining contractual life of 9 years, and all are exercisable.

          The fair value of each option grant is estimated on the date of grant using the Black Scholes pricing model with the following assumptions used for the grants in fiscal year 1997: weighted average risk-free interest rate of 6.56 percent; a weighted average volatility of 77.1 percent; an expected life of 7 years; and no expected dividend yield.

7.   Commitments and Contingencies
     -----------------------------

          a.   Lessee
               ------

          The Company leases certain equipment under non-cancelable capital and operating leases which expire at various times through fiscal 2002. Future annual minimum lease payments, in the aggregate, under capital and operating leases at September 30, 1997 are as follows:

               Years Ending
               September 30,                                    Capital      Operating
               -------------                                   ---------     ---------
                    1998                                        $ 61,976      $26,119
                    1999                                          61,976        6,731
                    2000                                          61,976            -
                    2001                                          61,976            -
                    2002                                          10,329            -
                                                                --------      -------
               Total minimum 2002 lease payments                 258,233      $32,850
                                                                              =======
               Less--  Amounts representing interest              77,535
                                                                --------
               Present value of capital lease obligations       $180,698
                                                                ========

          Rent expense under all operating leases totaled $48,795 in 1997 and $61,270 in 1996.

          b.   Lessor
               ------

          As discussed in Note 1, the Company leases a portion of its building to unrelated entities under operating leases which expire at various times through December 1, 2000. The Company leases to several tenants on a month-to-month basis. Future annual collections under non-cancelable operating leases as of September 30, 1997 are scheduled as follows:

               Years Ending
               September 30,
               -------------
                   1998                        $147,977
                   1999                          41,263
                   2000                          41,263
                   2001                           6,877
                                               --------
                                               $237,380
                                               ========

          c.   Employment Agreements
               ---------------------

          In August 1995, the Company entered into three-year employment agreements with four of its officers. In November 1996, the Company entered into a three-year agreement with an additional officer. The agreements provide for annual salaries, paid vacations and other related benefits. The minimum annual compensation pursuant to such agreements, excluding provisions for fringe benefits (e.g., vacations, etc.), will be approximately $600,000 in fiscal 1998.

          d.   Litigation
               ----------

          As of September 30, 1997, the Company is not involved in any material litigation, although the Company is involved, from time to time, in litigation that is incidental to its collection business. The Company regularly initiates legal proceedings as a plaintiff in connection with its routine collection activities.

8.   Income Taxes
     ------------

The benefit for income taxes for the year ended September 30, 1997 consists of:

                                 Current      Deferred        Total
                                ---------     ---------     ---------
     U.S. Federal               $(27,767)     $      -      $(27,767)
     State and local               6,065             -         6,065
                                --------      --------      --------
                                $(21,702)     $      -      $(21,702)
                                ========      ========      ========

The provision for income taxes for the year ended September 30, 1996 consists of:


                            Current     Deferred      Total
                            -------     --------     -------
     U.S. Federal           $26,000     $      -     $26,000
     State and local         13,000            -      13,000
                            -------     --------     -------
                            $39,000     $      -     $39,000
                            =======     ========     =======

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at September 30, 1997 are presented below:

           Accounts receivable, principally due to allowance
                 for doubtful accounts                              $  32,587
           Compensated absences principally due to
                 accrual for financial reporting                      169,809
           Less--Valuation allowance                                 (202,396)
                                                                    ---------
                                                                    $       -
                                                                    =========

The valuation allowance increased $157,438 and $16,297 during years ended September 30, 1997 and 1996, respectively.

Income tax expense for the years ended September 30, 1997 and 1996 differs from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to income before income taxes as a result of the following:

                                                               1997           1996
                                                            ----------      --------
     Computed "expected" tax expense                          $(161,918)    $23,435

     Increase (reduction) in income taxes resulting from:
       Non-deductible meals and entertainment expense             3,478       1,357
       Change in valuation allowance                            157,438      16,297
       State and local income taxes                               5,978       4,259
       Net operating loss carryback                             (27,768)          -
       Other                                                      1,090      (6,348)
                                                              ---------     -------
                                                              $ (21,702)    $39,000
                                                              =========     =======

                                  EXHIBIT INDEX

EXHIBIT                           DESCRIPTION
NUMBER                            -----------
--------------------------------------------------------------------------------
     2.1       Definitive Purchase Agreement and Plan of Reorganization dated
          September 12, 1995 incorporated by reference from Registrant's
          Form 8-K dated September 12, 1995, Exhibit 7(b)(i).

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

     3.3 Certificate of Determination re: Series A Preferred Stock, incorporated by reference from Registrant's Form 10-K filed on December 27, 1996.

     4.1 Specimen of Common Stock of Registrant, incorporated by reference from Registrant's Form 8-K filed on December 20, 1995, Exhibit 4.2.

     10.2 1995 Stock Option Plan of Registrant, incorporated by reference from Registrant's Form 8-K filed on December 20, 1995, Exhibit 10.2.

     10.3 Preferred Stock Purchase Agreement dated September 30, 1996, incorporated by reference from Registrant's Form 10-K filed on December 27, 1996.