Form 10QSB
period 1997-12-31
CYPRESS FINANCIAL SERVICES INC
filed 1998-02-11
CIK 811510

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1997
                                              -----------------

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


   For the transition period from ____________ to ____________

       Commission File Number            0-17192
                              ---------------------------------

                       CYPRESS FINANCIAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)

                    Nevada                         84-1061382

         (State or other jurisdiction of         (I.R.S. Employer
          incorporation of organization)        Identification No.)

   5400 Orange Avenue, Suite 200, Cypress CA          90630
     (Address of Principle Executive Office)        (Zip Code)

       Registrant's telephone number including area code (714)995-0627


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

   Common Stock                          4,520,271 as of January 31, 1998
                                         ---------

===============================================================================

                       Cypress Financial Services, Inc.
                                  Form 10-QSB

                                     INDEX


PART I.  FINANCIAL INFORMATION                                         Page
                                                                       ----
   Item 1.  Condensed Consolidated Balance Sheet as
            of December 31, 1997......................................   1

            Condensed Consolidated Statements of
            Operations for the Three-month period
            ended December 31, 1997...................................   2

            Condensed Consolidated Statements of
            Cash Flows for the Three-month period
            ended December 31, 1997...................................   3

            Notes to Condensed Consolidated Financial
            Statements................................................   4 to 6


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations................................................   7 to 9


PART II.  OTHER INFORMATION                                              10

   Item 1.  Legal Proceedings.........................................

   Item 3.  Changes in Securities.....................................

   Item 4.  Defaults Upon Senior Securities...........................

   Item 5.  Submission of Matters to a Vote of Security Holders.......

   Item 6.  Exhibits and Reports on Form 8-K..........................


                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEET

                               December 31, 1997


                                    ASSETS


Cash                                                        $   156,280
Restricted cash                                                 476,821
Accounts receivable, net                                        551,650
Portfolio receivables                                           316,044
Notes receivable from shareholders                                4,025
Property, net                                                 2,661,219
Prepaid expenses                                                 97,534
                                                            -----------

                                                            $ 4,263,573
                                                            ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                            $    45,001
Trust payables                                                  476,821
Accrued liabilities                                             125,742
Loan payable                                                     60,000
Line of credit                                                1,080,000
Long-term debt                                                2,700,746
                                                            -----------

    Total liabilities                                         4,488,310
                                                            -----------

Commitments and contingencies

Shareholders' equity:
    Preferred Stock, 5,000,000 shares authorized
      authorized, 345,000 issued and outstanding                690,000
    Common stock, $0.001 par value; 30,000,000
      shares authorized; 4,520,271 shares issued
      and outstanding                                             4,520
    Additional paid-in capital                                  510,480
    Accumulated deficit                                      (1,429,737)
                                                            -----------

    Total shareholders' deficit                                (224,737)
                                                            -----------

                                                            $ 4,263,573
                                                            ===========


                      See accompanying notes to condensed
                       consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       For the Three-Month Periods Ended
                           December 31, 1997 and 1996



                                            1997          1996
                                         ----------    ----------
Revenues:
  Service fees                           $  859,445    $  974,996
  Portfolio income                          426,390       212,824
                                         ----------    ----------

     Total                                1,285,835     1,187,820

Selling, general and administrative       1,257,119     1,290,071
                                         ----------    ----------

Income (loss) from operations                28,716      (102,251)
                                         ----------    ----------

Other income (expense):
  Interest expense                          (75,255)      (59,545)
  Rental operations, net                     33,977        29,048
                                         ----------    ----------
     Total                                  (41,278)      (30,497)
                                         ----------    ----------

Loss before income taxes                    (12,562)     (132,748)

Provision for income taxes                        0         2,672
                                         ----------    ----------

Net loss                                 $  (12,562)   $ (135,420)
                                         ==========    ==========

Basic earnings (loss) per share          $    (0.00)   $    (0.03)
                                         ==========    ==========

Weighted average shares outstanding       4,520,271     4,500,271
                                         ==========    ==========


                      See accompanying notes to condensed
                       consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the Three-Month Periods Ended
                          December 31, 1997 and 1996


                                                       1997          1996
                                                    ----------    ----------
Cash flows from operating activities:
  Net income (loss)                                  $ (12,562)    $(135,420)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization                       41,619        43,955
    Changes in operating assets and
     liabilities:
      Accounts receivables                            (106,644)       77,657
      Portfolio receivables                            154,517       233,157
      Prepaid expenses                                   2,017          (893)
      Accounts payable                                  (5,205)      (27,299)
      Trust payables                                    79,523             0
      Accrued liabilities                              (21,230)     (204,424)
                                                     ---------     ---------
Net cash used in operating activities                  132,035       (13,267)
                                                     ---------     ---------

Cash flows from investing activities:
   Purchases of property and equipment                  (6,604)      (35,942)
   Decrease (increase) in restricted cash              (79,523)            0
                                                     ---------     ---------

 Net cash provided by (used in) investing
   activities                                          (86,127)      (35,942)
                                                     ---------     ---------
Cash flows from financing activities:
  Loan payable                                          60,000             0
  Net borrowings from line of credit                   (70,000)     (142,085)
  Long-term debt                                      (151,083)      (16,714)
                                                     ---------     ---------
     Net cash provided by (used in)
         financing activities                         (161,083)     (158,799)
                                                     ---------     ---------

Net increase (decrease) in cash                       (115,175)     (208,008)

Cash, at beginning of period                           271,455       520,706
                                                     ---------     ---------

Cash, at end of period                               $ 156,280     $ 312,698
                                                     =========     =========


                      See accompanying notes to condensed
                       consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       For the Three Month Periods Ended
                          December 31, 1997 and 1996


Note 1 - QUARTERLY INFORMATION
------------------------------

The accompanying unaudited, condensed and consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all disclosures that would be presented in the Annual Report on Form 10-KSB of Cypress Financial Services, Inc. (the "Company"). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's 1997 Annual Report on Form 10-KSB.

The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods. The operating results are not necessarily indicative of results to be expected for the year ending September 30, 1998.

NOTE 2 - PORTFOLIO RECEIVABLES
------------------------------

Portfolio receivables represent liquidating portfolios of delinquent accounts which have been purchased by the Company for collection and are stated at cost. Cost is reduced by cash collections on a portfolio by portfolio basis and revenue is recognized when cash collections for a portfolio exceed its cost basis.

The following is the activity of Portfolio Receivables, on a cost basis, during the three-month period ended December 31, 1997:

  Portfolio Receivables, September 30, 1997         $470,561

  Less:  Proceeds from sales (cost recovery)         (56,782)
         Collections (cost recovery)                 (97,735)
                                                    --------
  Portfolio Receivables, December 31, 1997          $316,044
                                                    ========

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

                       For the Three Month Periods ended
                          December 31, 1997 and 1996


As reflected in the accompanying 1997 condensed consolidated statement of operations as revenues, the Company collected or received proceeds from sales of its Portfolio Receivables, in excess of their original cost on a portfolio by portfolio basis, aggregating $426,390. Total cash received from all collections and sales of the Company's Portfolio Receivables during the three-month period ended December 31, 1997 totaled $580,906.

NOTE 3 - PROPERTY
-----------------

Property consists of the following at December 31, 1997:

  Land                                $   866,575
  Building                              1,540,577
  Equipment and furnishings             1,687,673
                                      -----------
                                        4,094,825
  Less: accumulated depreciation       (1,433,606)
                                      -----------
  Property - net                      $ 2,661,219
                                      ===========

NOTE 4 - INDEBTEDNESS
---------------------

On January 28, 1997, the Company and its bank amended the maximum borrowings under the line of credit agreement from $1,250,000 to $1,500,000. Net borrowings from the line of credit at December 31, 1997 amounted to $1,080,000. Interest on the borrowings are charged monthly based a commercial bank's prime rate plus 1.5% per annum (10.25% at December 31, 1997). The line of credit renewed on January 29, 1998 for an additional one year period.

Long-term debt at December 31, 1997 consists of the following:

Note payable to bank, secured by certain
equipment, due in monthly payments of
$10,969, including interest at 11% per annum,
through June, 2000 at which time the entire
principal balance is due and payable.                      $674,827

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

                       For the Three Month Periods ended
                          December 31, 1997 and 1996


Capital leases payable to Colonial Pacific
Leasing, Ikon Office Solutions and Graybar
Financial, due in monthly installments of
$5,264 including interest                                   168,136

Mortgage note payable to bank, collateralized
by land and building, due in monthly payments
of $14,089, including interest at 8% per
annum through December, 2000 at which time
the entire principal balance is due
and payable.                                              1,857,783
                                                         ----------

Long-term debt                                           $2,700,746
                                                         ==========

NOTE 5 - INCOME TAXES
---------------------

Income tax expense for the periods presented are based on the estimated effective tax rate to be incurred for the year. Deferred tax assets and liabilities at December 31, 1997, were not considered significant.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

The Company is engaged in servicing delinquent consumer debt primarily in the commercial, retail, auto and medical industries. The Company collects, purchases, manages and sells receivables for its own account ("Portfolio Receivables") and for third parties. Historically, the Company has been dependent on its third party collection operations, but since 1995, continues to allocate more resources toward acquiring and servicing Portfolio Receivables for its own account. The Company is aggressively increasing its Portfolio Receivables operations and anticipates that this will continue to increase as a percentage of overall operations. The Company's accounting policy does not recognize revenue from ongoing collection and resale of its Portfolio Receivables until after recovery of the cost of each portfolio.

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


Results of Operations
---------------------

Three-months ended December 31, 1997 versus Three-months ended December 31, 1996

The Company's operating revenues of approximately $1,286,000 for the three-months ended December 31, 1997 are compared to its operating revenues for the three-months ended December 31, 1996 of approximately $1,188,000. The increase in operating revenues of approximately 8.2% is due to the revenues generated from the Company's own Purchased Portfolio Receivables. The Company recognized profits of approximately $426,400 for the three-months ended December 31, 1997 as compared to profits of approximately $212,800 for the three-months ended December 31, 1996 on its Purchased Portfolio Receivables. The Company's 100% increase in its portfolio receivable revenues more than offset the approximate 13.4% decrease in its contingency revenues.

As of December 31, 1997, the Company's direct purchases of Portfolio Receivables had a remaining face value of approximately $157,000,000 as compared to a remaining face value of approximately of $57,500,000 as of December 31, 1996. The Company's accounting policy does not recognize revenue from the sales or collections of its Portfolio Receivables until after the recovery of the cost of each portfolio. During the three-months ended December 31, 1997, the Company received proceeds from sales and collections of Portfolio Receivables of approximately $580,000, or a 27.5% increase, as compared to approximately $455,000 for the three-months ended December 31, 1996. The increase in proceeds from Portfolio Receivables was due to collections from the auto deficiency portfolio of $ 109,000,000 acquired in September, 1997.

Operating expenses for the three-months ended December 31, 1997 were approximately $1,257,000 as compared to operating expenses of approximately $1,290,000 for the three-months ended December 31, 1996. The 2.6% decrease in operating expenses was due to lower overhead costs to collect its own Portfolio Receivables as compared to collecting accounts on behalf of clients on a contingency basis.

Interest expense for the three-months ended December 31, 1997 increased to $75,255 from $59,545 for the three-months ended December 31, 1996. The 26.4% increase relates to the Company's borrowings to finance its capital leases of computer equipment. The Company also expects to continue to utilize its credit facility to finance future acquisitions of Portfolio Receivables.

Net rental income for the three-months ended December 31, 1997 was $33,977 as compared to $29,048 for the three-months ended December 31, 1996. The 17% increase in net rental income is directly attributable to the Company hiring on-site maintenance personnel to maintain the facilities and eliminating the more expensive outside services.

The Company reported a net loss of $12,562 for the three-months ended December 31, 1997 as compared to a net loss of $135,420 for the three-months ended December 31, 1996. The decrease in net loss is primarily due to the increased revenues recognized and the lower costs associated with its Portfolio Receivables collections.


Liquidity and Capital Resources
-------------------------------

The Company is funded primarily through cash flows from operations. The Company has recently used its existing credit facility, which has an outstanding balance of approximately $1,080,000 as of December 31, 1997, to acquire Portfolio Receivables. The Company's credit facility, which carries an interest rate of prime plus 1.5%, has been increased to $1,500,000, and was renewed on January
29, 1998 for an additional one year term.   Management plans to accelerate its
purchase of Portfolio Receivables, which will necessitate the raising of additional capital through the issuance of either debt or equity securities. There are no assurances that such financing will be obtained and any delays in raising additional capital will limit the Company's ability to substantially increase the acquisition of additional Portfolio Receivables.

The Company currently has outstanding long-term debt with financial institutions of approximately $2,700,746 which is secured by a mortgage and certain equipment. The Company's equipment debt is a term note with a remaining balance of approximately $674,800 is due in December, 2000 and carries an interest rate of 11% per annum. The Company's mortgage note has a remaining balance of approximately $1,857,700, carries an interest rate of 8% per annum and is due on March 5, 2000. Management is currently evaluating the feasibility of refinancing the mortgage note payable. The Company also finances certain capital leases for computer equipment that had a remaining balance of
approximately $ 168,000 at December 31, 1997.   Management expects to continue
to service its outstanding long-term debt through its cash flows from operations.

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


                                  CYPRESS FINANCIAL SERVICES, INC.



Date:   February 2, 1998          By:  /s/ Farrest Hayden
                                       -------------------------
                                       Farrest Hayden
                                       Chairman of the Board and
                                       Chief Executive Officer



Date:   February 2, 1998          By:  /s/ Otto J. Lacayo
                                       --------------------------
                                       Otto J. Lacayo
                                       Director, Chief Financial
                                       Officer and Vice President
                                       (Principle Accounting Officer)