Form 10QSB
period 1998-03-31
CYPRESS FINANCIAL SERVICES INC
filed 1998-05-08
CIK 811510

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

                 For the quarterly period ended March 31, 1998
                                                --------------

                                       OR


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


   For the transition period from            to
                                  ----------    --------------

       Commission File Number     0-17192
                             ----------------------


                        CYPRESS FINANCIAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)


             Nevada                                     84-1061382

    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation of organization)                  Identification No.)

5400 Orange Avenue, Suite 200, Cypress CA                  90630
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

                        (1)  Yes   X     No
                                 -----      ------
                        (2)  Yes   X     No
                                 -----      ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


   Common Stock                          4,520,271 as of May 2, 1998
                                         ---------

--------------------------------------------------------------------------------
================================================================================

                       CYPRESS FINANCIAL SERVICES, INC.
                                  FORM 10-QSB

                                     INDEX

PART I.     FINANCIAL INFORMATION                                         Page
                                                                          ----

   Item 1.  Condensed Consolidated Balance Sheet as of March 31, 1998..  1

            Condensed Consolidated Statements of Operations for the
            Three-month and Six-month period ended March 31, 1998......  2 to 3

            Condensed Consolidated Statements of Cash Flows for the
            Six-month period ended March 31, 1998......................  4

            Notes to Condensed Consolidated Financial Statements.......  5 to 7

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................  8 to 10

PART II.    OTHER INFORMATION..........................................  11

   Item 1.  Legal Proceedings..........................................

   Item 3.  Changes in Securities......................................

   Item 4.  Defaults Upon Senior Securities............................

   Item 5.  Submission of Matters to a Vote of Security Holders........

   Item 6.  Exhibits and Reports on Form 8-K...........................

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 March 31, 1998



                                     ASSETS

Cash                                                            $   392,445
Restricted cash                                                     452,689
Accounts receivable, net                                            499,655
Portfolio receivables                                               254,780
Notes receivable from shareholders                                    4,025
Property, net                                                     2,630,693
Prepaid expenses                                                     72,789
                                                                -----------

                                                                $ 4,307,076
                                                                ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                $    53,148
Trust payables                                                      452,689
Accrued liabilities                                                 267,149
Line of credit                                                    1,080,000
Long-term debt                                                    2,673,442
                                                                -----------

    Total liabilities                                             4,526,428
                                                                -----------

Commitments and contingencies

Shareholders' equity:
    Preferred Stock, 5,000,000 shares authorized,
    345,000 issued and outstanding                                  690,000
    Common stock, $ 0.001 par value; 30,000,000
      shares authorized; 4,520,271 shares issued
      and outstanding                                                 4,520
    Additional paid-in capital                                      510,480
    Accumulated deficit                                          (1,424,352)
                                                                -----------

  Total shareholders' deficit                                      (219,352)
                                                                -----------

                                                                $ 4,307,076
                                                                ===========



                      See accompanying notes to condensed
                       consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                        For the Six-Month Periods Ended
                            March 31, 1998 and 1997

                                                     1998           1997
                                                  ----------     ----------
Revenues:
  Service fees                                    $1,691,192     $2,020,125
  Portfolio income                                   854,901        507,688
                                                  ----------     ----------

    Total                                          2,546,093      2,527,813

Selling, general and administrative                2,475,651      2,593,376
                                                  ----------     ----------

Income (loss) from operations                         70,442        (65,563)
                                                  ----------     ----------

Other income (expense):
  Interest income                                          0            482
  Interest expense                                  (137,633)      (127,821)
  Rental operations, net                              60,014         64,511
                                                  ----------     ----------
    Total                                            (77,619)       (62,828)
                                                  ----------     ----------

Loss before income taxes                              (7,177)      (128,391)

Provision for income taxes                                 0          5,251
                                                  ----------     ----------

Net loss                                          $   (7,177)    $ (133,642)
                                                  ==========     ==========

Basic earnings (loss) per share                   $    (0.00)    $    (0.03)
                                                  ==========     ==========

Weighted average shares outstanding                4,520,271      4,510,271
                                                  ==========     ==========


                      See accompanying notes to condensed
                       consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       For the Three-Month Periods Ended
                            March 31, 1998 and 1997

                                                        1998          1997
                                                     ----------    ----------
Revenues:
  Service fees                                       $  831,747    $1,045,129
  Portfolio income                                      428,511       294,864
                                                     ----------    ----------

     Total                                            1,260,258     1,339,993

Selling, general and administrative                   1,218,532     1,303,305
                                                     ----------    ----------

Income from operations                                   41,726        36,688
                                                     ----------    ----------

Other income (expense):
  Interest income                                             0           482
  Interest expense                                      (62,378)      (68,276)
  Rental operations, net                                 26,037        35,463
                                                     ----------    ----------
     Total                                              (36,341)      (32,331)
                                                     ----------    ----------

Income before income taxes                                5,385         4,357

Provision for income taxes                                    0         2,579
                                                     ----------    ----------

Net income                                           $    5,385    $    1,778
                                                     ==========    ==========

Basic earnings per share                             $     0.00    $     0.00
                                                     ==========    ==========

Weighted average shares outstanding                   4,520,271     4,510,271
                                                     ==========    ==========

                      See accompanying notes to condensed
                       consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the Six-Month Periods Ended
                            March 31, 1998 and 1997

                                                  1998          1997
                                               -----------   -----------

Cash flows from operating activities:
  Net loss                                      $  (7,177)    $(133,642)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization                  84,079        89,351
    Changes in operating assets and
     liabilities:
      Accounts receivables                        (54,649)       73,275
      Portfolio receivables                       215,781       (56,702)
      Accounts payable                              2,942       (28,600)
      Trust payables                               55,391        26,414
      Accrued liabilities                         120,003       (97,620)
                                                ---------     ---------
Net cash used in operating activities             416,370      (127,524)
                                                ---------     ---------

Cash flows from investing activities:
   Purchases of property and equipment            (18,538)      (63,408)
   Notes receivable from shareholder                    0        (1,250)
   Decrease (increase) in other assets             26,936       (10,981)
   Decrease in restricted cash                    (55,391)      (26,414)
                                                ---------     ---------

 Net cash provided by (used in) investing
   activities                                     (46,993)     (102,053)
                                                ---------     ---------
Cash flows from financing activities:
  Common stock purchase                                 0         2,500
  Net borrowings from line of credit              (70,000)      151,160
  Long-term debt                                 (178,387)      (34,493)
                                                ---------     ---------
     Net cash provided by (used in)
         financing activities                    (248,387)      119,167
                                                ---------     ---------

Net increase(decrease) in cash                    120,990      (110,410)

Cash, at beginning of period                      271,455       520,706
                                                ---------     ---------

Cash, at end of period                          $ 392,445     $ 410,296
                                                =========     =========

                      See accompanying notes to condensed
                       consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        For the Six-Month Periods Ended
                            March 31, 1998 and 1997


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

The following is the activity of Portfolio Receivables, on a cost basis, during the six-month period ended March 31, 1998:

   Portfolio Receivables, September 30, 1997        $ 470,561

   Less:  Proceeds from sales (cost recovery)         (82,390)
          Collections (cost recovery)                (133,391)
                                                    ---------

   Portfolio Receivables, March 31, 1998            $ 254,780
                                                    =========

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

                        For the Six-Month Periods ended
                            March 31, 1998 and 1997


As reflected in the accompanying condensed consolidated statement of operations for the six months ended March 31, 1998, as revenues, the Company collected or received proceeds from sales of its Portfolio Receivables, in excess of their original cost on a portfolio by portfolio basis, aggregating $854,901. Total cash received from all collections and sales of the Company's Portfolio Receivables during the six-month period ended March 31, 1998 totaled $1,070,681.

NOTE 3 - PROPERTY
-----------------

Property consists of the following at March 31, 1998:

  Land                                $   866,575
  Building                              1,540,577
  Equipment and furnishings             1,699,607
                                      -----------
                                        4,106,759
  Less: accumulated depreciation       (1,476,066)
                                      -----------

  Property - net                      $ 2,630,693
                                      ===========

NOTE 4 - INDEBTEDNESS
---------------------

On January 28, 1997, the Company and its bank amended the maximum borrowings under the line of credit agreement from $1,250,000 to $1,500,000. Net borrowings from the line of credit at March 31, 1998 amounted to $1,080,000. Interest on the borrowings are charged monthly based a commercial bank's prime rate plus 1.5% per annum (10.25% at March 31, 1998). The line of credit renewed on January 29, 1998 for an additional one year period.

Long-term debt at March 31, 1998 consists of the following:

Note payable to bank, secured by certain equipment,
due in monthly payments of $10,969, including
interest at 11% per annum, through June, 2000 at
which time the entire principal balance is due
and payable.                                                $663,281

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

                        For the Six-Month Periods ended
                            March 31, 1998 and 1997

Capital leases payable to certain leasing
companies due in monthly installments of
$5,264 including interest.                                158,829

Mortgage note payable to bank, collateralized
by land and building, due in monthly payments
of $14,089, including interest at 8% per annum
through December, 2000 at which time the entire
principal balance is due and payable.                   1,851,332
                                                       ----------

Long-term debt                                         $2,673,442
                                                       ==========

NOTE 5 - INCOME TAXES
---------------------

Income tax expense for the periods presented are based on the estimated effective tax rate to be incurred for the year. Deferred tax assets and liabilities at March 31, 1998, were not considered significant.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

The Company is engaged in servicing delinquent consumer debt primarily in the commercial, retail, auto and medical industries. The Company also collects, purchases, manages and sells receivables for its own account ("Portfolio Receivables") and for third parties. Historically, the Company has been dependent on its third party collection operations, but since 1995, continues to allocate more resources toward acquiring and servicing Portfolio Receivables for its own account. The Company is aggressively increasing its Portfolio Receivables operations and anticipates that this will continue to increase as a percentage of overall operations. The Company's accounting policy does not recognize revenue from ongoing collection and resale of its Portfolio Receivables until after recovery of the cost of each portfolio.

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


Results of Operations
---------------------

Six-months ended March 31, 1998 versus Six-months ended March 31, 1997

The Company's operating revenues of approximately $2,546,000 for the six-months ended March 31, 1998 are compared to its operating revenues for the six-months ended March 31, 1997 of approximately $2,528,000. The increase in operating revenues of approximately $18,000 is due to the revenues generated from the Company's own Purchased Portfolios Receivables. The Company recognized revenues of approximately $854,900 for the six-months ended March 31, 1998 as compared to revenues of approximately $507,700 for the six-months ended March 31, 1997 on its Purchased Portfolio Receivables. The Company's 68% increase in its portfolio receivable revenues more than offset the approximate 16.3% decrease in its contingency revenues. The decrease in contingency revenues result from the Company's continued efforts to expand its operations into the purchasing of Portfolio Receivables for its own account.

As of March 31, 1998, the Company's direct purchases of Portfolio Receivables had a remaining face value of approximately $157,162,000 as compared to a remaining face value of approximately of $63,468,000 as of March 31, 1997. This increase was due in large part to the acquisition of $109,000,000 portfolio of auto loan receivables acquired in September, 1997. The Company's accounting policy does not recognize revenue from the sales or collections of its Portfolio Receivables until after the recovery of the cost of each portfolio. During the six-months ended March 31, 1998, the Company received proceeds from sales and collections of Portfolio Receivables of approximately $1,071,000 or a 17.2% increase, as compared to approximately $913,000 for the six-months ended March 31, 1997.

Operating expenses for the six-months ended March 31, 1998 were approximately $2,475,600 as compared to operating expenses of approximately $2,593,000 for the six-months ended March 31, 1997. The 4.5% decrease in operating expenses was due to lower overhead costs to collect its own Portfolio Receivables as compared to labor intensive collection efforts required to collect contingency business.

Interest expense for the six-months ended March 31, 1998 increased to $137,633 from $127,821 for the six-months ended March 31, 1997. The 7.7% increase relates to the Company's borrowings to finance its capital leases of computer
equipment.   The Company also expects to continue to utilize its credit facility to finance future acquisitions of Portfolio Receivables.

Net rental income for the six-months ended March 31, 1998 was $ 60,014 as compared to $ 64,511 for the six-months ended March 31, 1997. The 7% decrease in net rental income is directly attributable to the Company reserving vacant space for future expansion.

The Company reported a net loss of $7,177 for the six-months ended March 31, 1998 as compared to a net loss of $133,642 for the six-months ended March 31, 1997. The decrease in net loss is primarily due to the increase in Portfolio Receivables revenues and the associated lower costs.


Liquidity and Capital Resources
-------------------------------

The Company is funded primarily through cash flows from operations. The Company has recently used its existing credit facility, which has an outstanding balance of approximately $1,080,000 as of March 31, 1998, to acquire Portfolio Receivables. The Company's credit facility, which carries an interest rate of prime plus 1.5%, has been increased to $1,500,000, and was renewed on January
29, 1998 for an additional one year term.   Management plans to accelerate its
purchase of Portfolio Receivables, which will necessitate the raising of additional capital through the issuance of either debt or equity securities. There are no assurances that such financing will be obtained and any delays in raising additional capital will limit the Company's ability to substantially increase the acquisition of additional Portfolio Receivables.

The Company currently has outstanding long-term debt with financial institutions of approximately $2,673,442 which is secured by a mortgage and certain equipment. The Company's equipment debt is a term note with a remaining balance of approximately $663,300 is due in December, 2000 and carries an interest rate of 11% per annum. The Company's mortgage note has a remaining balance of approximately $1,851,300, carries an interest rate of 8% per annum and is due on March 5, 2000. Management is currently evaluating the feasibility of refinancing the mortgage note payable. The Company also finances certain capital leases for computer equipment that had a remaining balance of
approximately $158,800 at March 31, 1998.   Management expects to continue to
service its outstanding long-term debt through its cash flows from operations.

Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time sensitive software may recognize a date using the "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Company has assessed and implemented corrective measures to address the Year 2000 issues. The Company has also made inquiries regarding the Year 2000 issue of certain third parties with whom the Company does business. The Company believes that its internal systems and those supplied to it by third parties are or will be Year 2000 compliant by the Year 2000 without any material additional expense. Year 2000 considerations may, however, impact vendors or other institutions with which the Company has relationships, indirectly affecting the Company.

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


                         CYPRESS FINANCIAL SERVICES, INC.



Date:   May 2, 1998      By:  /s/ Farrest Hayden
                         ----------------------------------------
                         Farrest Hayden
                         Chairman of the Board and
                         Chief Executive Officer



Date:   May 2, 1998      By:  /s/ Otto J. Lacayo
                         -----------------------------------------
                         Otto J. Lacayo
                         Director, Chief Financial
                         Officer and Vice President
                         (Principle Accounting Officer)