Form 10QSB
period 1998-06-30
CYPRESS FINANCIAL SERVICES INC
filed 1998-08-14
CIK 811510

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

                For the quarterly period ended June 30, 1998
                                               -------------

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


   Common Stock                          6,527,571 as of August 12, 1998
                                         ---------

--------------------------------------------------------------------------------
================================================================================

                       Cypress Financial Services, Inc.
                                  Form 10-QSB

                                     INDEX

PART I.      FINANCIAL INFORMATION                                   Page
                                                                    -------

  Item 1.    Condensed Consolidated Balance Sheet as
             of June 30, 1998....................................         1

             Condensed Consolidated Statements of
             Operations for the Three-month and Nine-
             Month period ended June 30, 1998....................    2 to 3

             Condensed Consolidated Statements of
             Cash Flows for the Nine-month period
             ended June 30, 1998.................................         4

             Notes to Condensed Consolidated Financial
             Statements..........................................    5 to 8

  Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations..........................................   9 to 11

PART II.     OTHER INFORMATION                                           12

  Item 1.    Legal Proceedings...................................

  Item 3.    Changes in Securities...............................

  Item 4.    Defaults Upon Senior Securities.....................

  Item 5.    Submission of Matters to a Vote of Security Holders.

  Item 6.    Exhibits and Reports on Form 8-K....................

                       CYPRESS FINANCIAL SERVICES, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 June 30, 1998


                                     ASSETS


Cash                                                   $   361,338
Restricted cash                                            497,732
Accounts receivable, net                                   559,820
Portfolio receivables                                      549,151
Notes receivable from shareholders                           4,025
Property, net                                            2,606,588
Prepaid expenses                                            65,244
                                                       -----------

                                                       $ 4,643,898
                                                       ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable                                       $    51,301
Trust payables                                             497,732
Accrued liabilities                                        258,995
Line of credit                                           1,463,000
Long-term debt                                           2,645,281
                                                       -----------

    Total liabilities                                    4,916,309
                                                       -----------

Commitments and contingencies

Shareholders' equity:
    Preferred Stock, 5,000,000 shares authorized,
    345,000 issued and outstanding                         690,000
    Common stock, $ 0.001 par value; 30,000,000
      shares authorized; 4,527,571 shares issued
      and outstanding                                        4,520
    Additional paid-in capital                             510,480
    Accumulated deficit                                 (1,477,411)
                                                       -----------

  Total shareholders' deficit                             (272,411)
                                                       -----------


                                                       $ 4,643,898
                                                       ===========

                     See accompanying notes to condensed
                      consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                                AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                        For the Nine-Month Periods Ended
                             June 30, 1998 and 1997

                                             1998           1997
                                         -----------    -----------
Revenues:
  Service fees                            $2,558,301     $3,096,041
  Portfolio income                         1,269,471        753,723
                                         -----------    -----------

     Total                                 3,827,772      3,849,764

Selling, general and administrative        3,741,333      3,866,572
                                         -----------    -----------
Income (loss) from operations                 86,439        (16,808)
                                         -----------    -----------

Other income (expense):
  Interest income                                  0            482
  Miscellaneous income                         1,825              0
  Interest expense                          (220,292)      (197,679)
  Rental operations, net                      71,792         86,677
                                         -----------    -----------
     Total                                  (146,675)      (110,520)
                                         -----------    -----------

Loss before income taxes                    ( 60,236)      (127,328)

Provision for income taxes                         0          5,251
                                         -----------    -----------

Net loss                                  $ ( 60,236)    $ (132,579)
                                         ===========    ===========

Basic earnings (loss) per share               $(0.01)       $( 0.03)
                                         ===========    ===========

Weighted average shares outstanding        4,527,571      4,515,271
                                         ===========    ===========


                     See accompanying notes to condensed
                      consolidated financial statements

                        CYPRESS FINANCIAL SERVICES, INC
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       For the Three-Month Periods Ended
                             June 30, 1998 and 1997


                                                      1998          1997
                                                   ----------   ------------
Revenues:
  Service fees                                     $  872,303     $1,075,916
  Portfolio income                                    414,570        246,035
                                                   ----------     ----------

     Total                                          1,286,873      1,321,951

Selling, general and administrative                 1,270,872      1,273,196
                                                   ----------     ----------

Income from operations                                 16,001         48,755
                                                   ----------     ----------

Other income (expense):
  Miscellaneous income                                  1,825              0
  Interest expense                                    (82,659)       (69,858)
  Rental operations, net                               11,778         22,167
                                                   ----------     ----------
     Total                                            (69,056)       (47,691)
                                                   ----------     ----------

Income (loss) before income taxes                     (53,055)         1,064

Provision for income taxes                                  0              0
                                                   ----------     ----------

Net income (loss)                                  $  (53,055)    $    1,064
                                                   ==========     ==========

Basic earnings (loss) per share                    $    (0.01)    $     0.00
                                                   ==========     ==========

Weighted average shares outstanding                 4,527,571      4,515,271
                                                   ==========     ==========


                      See accompanying notes to condensed
                       consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the Nine-Month Periods Ended
                             June 30, 1998 and 1997


                                                            1998         1997
                                                         ----------   ----------
Cash flows from operating activities:
  Net loss                                               $ (60,236)   $(132,579)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                          128,570      135,567
    Changes in operating assets and liabilities:
      Accounts receivables                                (114,814)     (53,047)
      Portfolio receivables                                (78,590)     (74,953)
      Accounts payable                                         921      (40,978)
      Trust payables                                       100,434      (16,017)
      Accrued liabilities                                  112,023     (132,080)
                                                         ---------    ---------
Net cash used in operating activities                       88,308     (314,087)
                                                         ---------    ---------

Cash flows from investing activities:
   Purchases of property and equipment                     (38,924)     (74,788)
   Decrease (increase) in other assets                      34,481        1,825
   Decrease (increase) in restricted cash                 (100,434)      16,017
                                                         ---------    ---------

  Net cash provided by (used in) investing activities     (104,877)     (56,896)
                                                         ---------    ---------
Cash flows from financing activities:
   Common stock purchase                                         0        2,500
   Net borrowings from line of credit                      313,000      240,777
   Long-term debt                                         (206,548)     (51,461)
                                                         ---------    ---------
     Net cash provided by (used in) financing
      activities                                           106,452      191,816
                                                         ---------    ---------

Net increase (decrease) in cash                             89,883     (179,167)

Cash, at beginning of period                               271,455      520,706
                                                         ---------    ---------

Cash, at end of period                                   $ 361,338    $ 341,539
                                                         =========    =========

                      See accompanying notes to condensed
                       consolidated financial statements

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       For the Nine-Month Periods Ended
                            June 30, 1998 and 1997


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

The following is the activity of Portfolio Receivables, on a cost basis, during the nine-month period ended June 30, 1998:

     Portfolio Receivables, September 30, 1997           $ 470,561

     Add:   Purchases of portfolio receivables             402,398
     Less:  Proceeds from sales (cost recovery)            (32,969)
            Collections (cost recovery)                   (290,839)
                                                         ---------

     Portfolio Receivables, June 30, 1998                $ 549,151
                                                         =========

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

                        For the Nine-Month Periods ended
                             June 30, 1998 and 1997


As reflected in the accompanying condensed consolidated statement of operations for the nine months ended June 30, 1998, as revenues, the Company collected or received proceeds from sales of its Portfolio Receivables, in excess of their original cost on a portfolio by portfolio basis, aggregating $1,269,471. Total cash received from all collections and sales of the Company's Portfolio Receivables during the nine-month period ended June 30, 1998 totaled $1,593,277.

NOTE 3 - PROPERTY
-----------------

Property consists of the following at June 30, 1998:

     Land                                                $   866,575
     Building                                              1,540,577
     Equipment and furnishings                             1,719,993
                                                         -----------
                                                           4,127,145
     Less: accumulated depreciation                       (1,520,557)
                                                         -----------

     Property - net                                      $ 2,606,588
                                                         ===========

NOTE 4 - INDEBTEDNESS
---------------------

On January 28, 1997, the Company and its bank amended the maximum borrowings under the line of credit agreement from $1,250,000 to $1,500,000. Net borrowings from the line of credit at June 30, 1998 amounted to $1,463,000. Interest on the borrowings are charged monthly based a commercial bank's prime rate plus 1.5% per annum (10.25% at June 30, 1998). The line of credit renewed on January 29, 1998 for an additional one year period. This line of credit has been subsequently paid off in July, 1998.

Long-term debt at June 30, 1998 consists of the following:

Note payable to bank, secured by certain equipment, due in monthly payments of $10,969, including interest at 11% per annum,

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

                       For the Nine-Month Periods ended
                            June 30, 1998 and 1997

through June, 2000 at which time the entire balance
is due and payable. This loan was subsequently paid off
in August, 1998                                                 $  644,205

Capital leases payable to certain leasing companies due
in monthly installments of $5,264 including interest               152,830

Mortgage note payable to bank, collateralized by land
and building, due in monthly payments of $14,089,
including interest at 8% per annum through December,
2000 at which time the entire principal balance is due
and payable.                                                     1,848,246
                                                                ----------

Long-term debt                                                  $2,645,281
                                                                ==========

NOTE 5 - INCOME TAXES
---------------------

Income tax expense for the periods presented are based on the estimated effective tax rate to be incurred for the year. Deferred tax assets and liabilities at June 30, 1998, were not considered significant. The Company has a net operating loss carryforward of $ 243,167 available to offset future taxable incomes.


SUBSEQUENT EVENTS
-----------------

During June, 1998, the Company entered into agreement with Pacific Life Insurance Company to sell 2,000,000 shares of common stock at a price of $ 1.50 per share. The Company received the $3,000,000 in July, 1998, at which time $ 1,463,000 was used to pay down the line of credit to zero and $ 644,205 was used to retire the equipment loan.

                       CYPRESS FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

                       For the Nine-Month Periods Ended
                            June 30, 1998 and 1997


Effective on or after August 14, 1998, the Company expects to complete the sell of the majority of its portfolio receivables in a private placement using a wholly-owned special purpose entity. The Company will remain as servicer of the receivables and will retain an indirect interest in the residual value. The Company estimates a gain on sale of approximately $2,500,000 will be recognized during the fourth quarter.

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

Results of Operations
---------------------

Nine-months ended June 30, 1998 versus Nine-months ended June 30, 1997

The Company's operating revenues of approximately $3,828,000 for the nine-months ended June 30, 1998 are compared to its operating revenues for the nine-months ended June 30, 1997 of approximately $3,850,000. On its Purchased Portfolio Receivables, the Company recognized revenues of approximately $1,269,000 for the nine-months ended June 30, 1998 as compared to revenues of approximately $754,000 for the nine-months ended June 30, 1997. The Company's 68% increase in its portfolio receivable revenues offset the approximate 17% decrease in its contingency revenues. The decrease in contingency revenues result from the Company's continued efforts to expand its operations into the purchasing of Portfolio Receivables for its own account.

As of June 30, 1998, the Company's direct purchases of Portfolio Receivables had a remaining face value of approximately $169,951,000 as compared to a remaining face value of approximately of $64,200,000 as of June 30, 1997. This increase was due in large part to the acquisitions of approximately $122,000,000 in portfolios, including $109,000,000 of auto loan receivables acquired in September, 1997. The Company's accounting policy does not recognize revenue from the sales or collections of its Portfolio Receivables until after the recovery of the cost of each portfolio. During the nine-months ended June 30, 1998, the Company received proceeds from sales and collections of Portfolio Receivables of approximately $1,593,000 or a 23.5% increase, as compared to approximately $1,290,000 for the nine-months ended June 30, 1997.

Operating expenses for the nine-months ended June 30, 1998 were approximately $3,741,000 as compared to operating expenses of approximately $3,867,000 for the nine-months ended June 30, 1997. The 3% decrease in operating expenses was due to lower overhead costs to collect its own Portfolio Receivables as compared to labor intensive collection efforts required to collect contingency business.

Interest expense for the nine-months ended June 30, 1998 increased to $220,292 from $197,679 for the nine-months ended June 30, 1997. The 1% increase relates to the Company's borrowings to finance its additional purchases of portfolio receivables. The Company expects to continue to utilize its credit facility to finance future acquisitions of Portfolio Receivables.

Net rental income for the nine-months ended June 30, 1998 was $71,792 as compared to $ 86,677 for the nine-months ended June 30, 1997. The 17% decrease in net rental income is directly attributable to the Company continuing to reserve vacant space for future expansion.

The Company reported a net loss of $60,236 for the nine-months ended June 30, 1998 as compared to a net loss of $132,579 for the nine-months ended June 30, 1997. The decrease in net loss is primarily due to the increase in Portfolio Receivables revenues and the associated lower costs to collect. A measure of free cash flow of a company is calculated in a company's EBITDA earnings. EBITDA is defined as earnings before interest and taxes plus depreciation and amortization. The Company's EBITDA for the nine-months ended June 30, 1998 was $336,065 as compared to EBITDA for the nine-months ended June 30, 1997 of $ 262,343.


Liquidity and Capital Resources
-------------------------------

The Company is funded primarily through cash flows from operations. The Company has recently used its existing credit facility, which had an outstanding balance of approximately $1,463,000 as of June 30, 1998, to acquire Portfolio Receivables. The Company's credit facility, which carries an interest rate of prime plus 1.5%, was increased to $1,500,000, and was renewed on January 29, 1998 for an additional one year term. The balance of the line of credit, which was approximately $1,463,000 as of June 30, 1998, was paid down to zero in July, 1998 from the proceeds of $3,000,000 capital equity financing. Management plans to accelerate its purchase of Portfolio Receivables with the remainder of proceeds of $3,000,000 capital equity financing in July, 1998.

The Company currently has outstanding long-term debt with financial institutions of approximately $2,645,281 which is secured by a mortgage and certain equipment. The Company's equipment debt, which was retired in August, 1998 from the proceeds of the $3,000,000 capital equity financing, was a term note with a remaining balance of approximately $644,200 at June 30, 1998. The Company's mortgage note has a remaining balance of approximately $1,848,200, carries an interest rate of 8% per annum and is due on March 5, 2000. Management is currently evaluating the feasibility of refinancing the mortgage note payable. The Company also finances certain capital leases for computer equipment that had a remaining balance of approximately $152,800 at June 30, 1998. Management expects to continue to service its outstanding long-term debt through its cash flows from operations.

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


                                      CYPRESS FINANCIAL SERVICES, INC.



Date:   August 12, 1998               By:  /s/ Farrest Hayden
                                           -------------------------------
                                           Farrest Hayden
                                           Chairman of the Board and
                                           President



Date:   August 12, 1998               By:  /s/ Otto J. Lacayo
                                           -------------------------------
                                           Otto J. Lacayo
                                           Director, Chief Financial
                                           Officer and Secretary
                                           (Principle Accounting Officer)