Form 10KSB40
period 1998-09-30
CYPRESS FINANCIAL SERVICES INC
filed 1998-12-29
CIK 811510

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     AND EXCHANGE ACT OF 1934 [Fee Required]

     For the fiscal year ended September 30, 1998
                                                Commission File Number:  0-17192

                        CYPRESS FINANCIAL SERVICES, INC.
                 (Name of Small Business Issuer in its Charter)

                  Nevada                            84-1061382
      (State or other jurisdiction of             (IRS Employer
       incorporation or organization)            Identification No.)

     5400 Orange Avenue, Suite 200, Cypress, California       90630
         (Address of principal executive offices)           (Zip Code)

Issuer's Telephone Number:  (714) 995-0627

Securities registered under Section 12(b) of the Exchange Act:
                (Title of each class)               (Name of each exchange on
                                                        which registered)
                       NONE                                    NONE

Securities registered under Section 12(g) of the Exchange Act:
                               (Title of class)
                                 COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     YES [X]  NO [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $7,148,016.

The aggregate market value of the Registrant's Common Stock held by non-affiliates is $3,214,959.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 6,527,571 shares of the Registrant's Common Stock issued and outstanding as of November 30, 1998.

================================================================================

ITEM 1  DESCRIPTION OF BUSINESS

General

Cypress Financial Services, Inc. provides accounts receivable management services to various health care providers, banks, financial institutions, and retail firms. These services include, among other things, billing, delinquent debt recovery, management of litigation and bankruptcy claims, and workers' compensation lien claim resolution. Having been in the business since 1977, the Company augments its 21 years of experience and vast knowledge base in receivable management with the innovative use of advanced telecommunications and operating systems technology to provide its clients with responsive and thorough service. The most critical element for optimum client service, however, still remains with the Company's human resources. Accordingly, the Company has established experience-based selection criteria to guide its recruiting program. The Company complements its recruiting process with a training program carefully designed to equip its people with the essential knowledge and attitude to perform as professional receivable management specialists.

The Company focuses its services on the three segments of the accounts receivable management industry that it believes it knows best and deems most significant - healthcare, banking and retail. The services are rendered through wholly owned subsidiaries as identified and discussed below.

Services to Healthcare Providers

The Company began providing accounts receivable management services to the healthcare industry in 1977 when Medical Control Services, Inc. (MCSI) was founded. The Company's healthcare division (i.e. MCSI and its subsidiaries) has service contracts with over 1,000 clients that include hospitals, medical groups, doctors, laboratories, radiology centers, emergency rooms, and home health organizations. This division has serviced over $400 million in receivable placements since inception and received $50 million in new placements during fiscal year 1998. No client accounted for more than 5% of the Company's revenue in fiscal year 1998. Additionally, out of MCSI's top 10 revenue producing clients, 6 have been utilizing the Company's services for at least 12 years and accounted for approximately 22% of MCSI's service revenue in fiscal year 1998. The following briefly describes the core services performed for healthcare providers:

     Pre-Collect Services

     My Boss, Inc. d.b.a. Business Office Support Services (BOSS) was incorporated in California in 1989 to provide its clients with pre-collection management of their accounts receivable. BOSS acts as an extension of its clients' accounts receivable department by utilizing its staff of trained specialists and its advanced data processing support systems to replace or supplement the traditional accounts receivable department. By using its employees, computers and predictive dialing technology, BOSS is able to more timely and effectively reach the customers and receive payments than the traditional method of pre-collection demand letters. The pre-collection services offered by BOSS are aimed at lowering the cost of collection for its clients and increasing recovery rates of receivables by minimizing the probability of such receivables to become delinquent. BOSS acts as the accounts receivable department allowing the client's personnel to focus on revenue producing activities of their business. In fiscal year 1988, BOSS received placements of approximately $6 million.

     Billing Services

     The Company currently performs bill submission and follow-up services for its healthcare clients. This service is integrated into the debt recovery service that it currently provides to health care providers. The Company intends to expand this service to include, among other services, actual bill creation and coding services as the Company aims to provide a full service receivable management menu to its healthcare provider clients.

     Delinquent Debt Recovery

     Managing and collecting delinquent receivable accounts currently comprises a significant portion of the Company's receivable management service to health care providers. The Company relies on its more than two decades of experience in providing effective receivables management to its health care provider clients. Its skilled and experienced staff facilitates the transfer of debtor account information with little or no disturbance to the medical business office. Once the data is in-house, the Company applies its technology to access state and national files containing debtor information and their assets. On an as needed basis, the Company's specialty recovery department provides instant legal advice to recovery specialists to facilitate any immediate action that may be necessary to increase the probability of recovery of the clients' receivables. In fiscal year 1998, MCSI received placements of approximately $27 million of delinquent receivable accounts.

     Insurance Claims Management

     Lien Solutions, Inc. (LSI) began providing Workers' Compensation case resolution services in 1985. LSI developed a system to resolve contested Workers' Compensation claims and provide better solutions for the day to day problems in the medical business office. Workers' Compensation claims are more complex than other debt assigned to the Company. This type of receivables claim is unique because the Workers' Compensation Appeals Board
     (WCAB) has exclusive jurisdictions over all claims. The State legislature mandates the WCAB and periodically enacts legislation controlling lien claims, making it cumbersome for most healthcare business office personnel to keep up with regulatory changes impacting certain claims. LSI has established a unique lien service menu that allows for a complete follow through on all claims assigned for resolution. In addition, LSI extends its specialized service to third party payer disputes, such as personal injury liens, Medicare, HMO denials and lien subrogation. LSI received placements of approximately $17 million during fiscal year 1998.

Banking and Financial Institutions

Merchants' Recovery Services, Inc. (MRSI) was founded in 1982 to provide third party accounts receivable recovery services to non-healthcare commercial businesses. Historically, MRSI's recovery services have been provided to banks and financial institutions solely on a contingency fee basis which ranged from 25% to 50% depending on the size, age and the Company's assessment of the collectibility of the accounts placed for service. Account assignments are generally covered by month to month contracts.

In the early nineties, certain banks and financial institutions, primarily credit card issuers, changed their approach in the management of their charged off consumer receivable portfolios. These financial institutions began to sell a portion of their charged off consumer receivable portfolio to certain delinquent debt recovery firms and investment groups in lieu of third party placements. The practice gained general acceptance from the major credit card issuers such that in 1997, approximately 62% of the $31.29 billion in charged off credit card receivables were sold to a growing buyer market. The growth was largely fueled by the availability of funds to finance the purchases of the charged off credit card portfolios. Sources of such funds primarily came from investment banks, insurance companies and retirement fund managers who began to accept the historical data and collection experience of certain accounts receivable servicers as sufficient to establish the estimated collectible value embedded in charged off credit card portfolios. Accordingly, charged off credit card portfolios were regarded as acceptable collateral for asset backed securities. In 1995, the first of many private securitizations of charged off credit card receivables was consummated. Through September 1998, over $1 billion of relatively high yielding investment grade and non-investment grade bonds have been sold in private securitizations to fund purchases of charged off credit card receivable portfolios.

In February 1994, the Company began purchasing charged off credit card for its own account. However, the Company realized that the benefits associated with purchasing and owning charged off credit card portfolios comes with significant risk. Charged off credit card portfolios, by their nature, are exposed to a significant amount of liquidation risk. Consumer factors as well as loan underwriting and/or account data related factors generally cause such risk. Consumer related risk factors include, among other things, the consumers' deteriorating economic condition caused by an unprecedented life event (e.g. divorce, illness, death, and job loss), the consumers' inability to manage fiscal responsibilities, or the consumers' contemptuous attitude towards credit. Underwriting risks could be inherent in, among other things, the credit issuer's general underwriting policies as driven by certain market penetration strategies. Data or account information risks are primarily caused by the quality of the credit issuer's or its agents' servicing operations. In general, the availability of current and historic account information could increase the probability of economically liquidating a portfolio's estimated collectible value (ECV).

The economic benefit of owning such portfolios therefore relies heavily on a buyer's ability to properly quantify the remaining ECV in a charge off portfolio and to profitably acquire such ECV. Having serviced delinquent credit card portfolios since 1981, the Company has utilized its extensive experience, vast knowledge base and access to pools of data on delinquent consumer debt, to identify and segment the quantitative and qualitative attributes of an account/debtor that are most relevant to a successful recovery of a delinquent debt. These attributes are weighed according to their degree of significance and converted into a pricing matrix. This matrix is used to estimate the price that the Company would be willing to pay for a portfolio based on the ECV. Based on historical data, the Company has been able to maintain an ECV to price ratio of approximately 5.88 to 1 on its most seasoned portfolios (i.e. portfolios purchased between February 1994 and January 1997).

The Company intends to pursue longer-term fee-for-service contracts with banks and financial institutions. It realizes, however, that it has to adapt to the significant changes that has occurred in this industry segment in order for the Company to compete in this business segment. The traditional means of obtaining business volume through building relationships and optimum client service was giving way to the "commoditization" of charged off credit card receivables. Accordingly, the Company will continue to purchase consumer receivables for its own account.

Ownership of the accounts allows the Company to provide the consumers/debtors additional options in settling their respective debt. As such, the recovery processes and techniques used to settle purchased accounts can differ from accounts worked on a fee for service basis.

The Company regards its pool of purchased portfolios as a database which could include consumers who are in various stages of reestablishing their credit. The Company's process basically allows the sorting of potentially good borrowers from the pool of bad borrowers. The process then allows the conversion of the accounts of potentially good borrowers, which have not been settled in cash, to be transferred into a new installment contract that would be more conducive towards the consumer's current financial position. The goal is to find the least burdensome way for the consumer to be able to make consistent payments on its obligation until full settlement. The Company believes that the pools of accounts created by this process will be the primary source for the assets sold in future securitizations. The Company also realizes the importance of the consumer data accumulated on the performing loans; such data could prove beneficial if and when the Company decides to expand its services to this select pool of paying customers.

Services to Retail Segment

MRSI has been providing accounts receivable management services to the retail segment for over 20 years. The Company has developed a particular expertise in the handling of accounts financed by automotive finance companies, which account for a large portion of the Company's client base in this segment. In addition, the Company receives accounts from a national furniture outlet chain, a major Southern California utility service, a large financier of home appliances, and many other independent operators, The Company has recently diversified its operation to include the collection of commercial (business to business) accounts, which could open an entirely new market to the Company.

Support Services

The Company realizes that to provide effective and thorough receivable management services to its client, it needs to establish other services and systems to support its core operations.

     Litigation Management

     The Company has in place a specialty recovery department with a full time attorney to manage all aspects of litigation and bankruptcy related activities. The attorney and support staff all have more than ten years of full time employment with the Company. Litigation management includes filing legal actions on collection accounts; enforcement of judgments entered on the Company's collection accounts as well as client assigned judgments; and the perfecting of Chapter 13 bankruptcy proofs of claim nationwide.

     All collection accounts with a verified asset and significant balances are submitted to the legal department for evaluation. The legal department processes those accounts within the state of California. Those accounts outside the state of California are forwarded to a nationwide network or to select attorney firms that have a working relationship with the legal department.

     The Company's first twenty years in the collection industry were enhanced by its in house legal staff. It has accumulated California judgments with a dollar value in excess of $32 million, which is continually replenished. All California judgments accrue interest at the rate of 10% per annum. The specialty recovery department employs experienced and knowledgeable skip tracers and asset locators to tap this revenue source. Most of the judgments are secured by California real property; a substantial portion of which are bankruptcy proof. The specialty recovery is able to renew these older judgments every ten years through a very low cost legal procedure.

     Consumers continue to increase the rate at which they are filing Chapter 13 bankruptcy proceedings. The specialty recovery department aggressively pursues collection of these accounts by timely filing the respective proof of claim and monitoring these accounts for compliance with the repayment plan. This revenue source is low cost yet provides a wealth of information about the consumers if they fail to complete the plan.

     Litigation management services are available to all of the Company's clients.

     Management Information Systems

     The Company recognizes the value of combining human resources with the latest computer and telecommunications technology to manage its receivables effectively. Accordingly, the Company maintains sophisticated data processing support and management information systems that is most friendly to use by its work force of recovery specialists.

     The Company's management application software system is compiled under a widely used high level programming language. It operates under a Microsoft Windows environment distributed by a Novel network system. A central computer file server connected to an array of disk drives maintains the Company's management information database. The Company's recovery specialists utilize individualized personal computers to access and record customer information using Microsoft Windows point and click application screens.

     Locating customers who move without notice has always been one of the most important activities in debt recovery. To address this problem the Company's recovery specialists have on-line access to large databases of consumer information. These databases are constantly updated and contain the latest customer demographic information which, could include but are not limited to, telephone numbers, property ownership records, fictitious business name records, UCC listings, and other pertinent information that facilitate locating customers. To complement these sources, the Company utilizes the services of national credit reporting companies and other national consumer information databases to add to its internal skip-tracing tools.

     The Company utilizes a combination of its new telephone technology with its predictive dialing computer system to make customer-calling campaigns. The computer dialer is given a large number of customers to dial. Upon connection with a given telephone number the system attempts to recognize a live voice by detecting busy signals, recorders, and disconnected numbers before sending the call to a waiting recovery specialist. As the call is being routed to an available specialist, the computer finds the customer in the database and paints their work card on the PC screen and dialog begins with the customer.

     In the service business, one of the key differentiating factors is knowledge. The Company's long experience in the receivable management business has allowed the Company to accumulate a knowledge base that allowed it to perform and, therefore, retain long-standing relationships with its existing client base. Increasing client demand in a competitive environment, however, requires the Company to continue to expand its knowledge base in receivable management. The Company believes that a distinctive organizational knowledge can only be acquired through the proper management of the data it continuously gathers from its daily consumer interaction. This data based knowledge will continue to drive the continuous improvement in the Company's recovery strategies and consumer management for its client's benefit and its own.

     To accommodate the expected increase in consumer volume, the Company is in the process of expanding its data management capability by migrating on to a larger open database operating system. The new system will integrate with the Company's current receivable management software and existing telecommunication technology. The hardware will provide the latest computer technology with more than enough speed to handle an increasing number of users locally as well as expansion throughout the country utilizing the Internet. The open database management system was selected as the choice to maintain unlimited growth in the storage of the Company's ongoing and historical consumer information.

     Recruiting and Training

     Notwithstanding the factors discussed above, the most critical factor that impacts the Company's ability to execute its operating mission is its ability to manage the three R's of human resources Recruit, Retool, Retain.

     An effective recruiting program mitigates the follow on issues that could surround the retooling (training) and retention processes. Accordingly, the Company has established an experience-based selection criteria to drive its recruiting program. The criteria are based upon a careful study of the skills common to its successful and long time employees. The selection process is conducted through a standardized scoring matrix that effectively sorts candidates according to their ability to demonstrate the success traits that the Company looks for.

     The Company's retooling (training) process is comprised of three major programs. The Basic Training Course is a twelve-week training process. It starts with a three-week classroom course that focuses on teaching the five basic skill sets required to become an effective recovery specialist. Graduates of this course are accepted to the training division, the purpose of which is to allow the trainees to work on live accounts and fine tune the skills taught during the preceding three week course under the close supervision of training supervisors. This nine-week process allows both the trainees and the Company to determine the real aptitude of trainees to become recovery specialists.

     The Advanced Training Course is designed for the recovery specialists to be trained on selected specialty skills (e.g. healthcare billing, recovery, specialty recovery, loan servicing, insurance processing etc.). It also provides a continuous improvement training program that allows employees to expand their skills on some of the more difficult or technical aspects of the job (e.g. negotiation skills, customer service techniques, team building concepts and recent regulatory pronouncements).

     The Management Training Course is currently being designed to create a program for employees who show management and leadership skills to fill the Company's supervisor and division managerial needs. This course will include management development courses such as coaching, oral and written communications, budgeting, time management etc.).

     The Company has a training center, which it believes is thoughtfully designed to foster a learning environment. It is currently managed by a Director of Recruiting and Training assisted by two recruiting and training specialists. The Company regards training as a critical component of its business and will continue to allocate the appropriate resources to keep this process effective.

     The Company is in the process of revising its compensation and benefit programs to create a package that would economically maximize the probability of retaining its good employees. While the Company believes that the current pay structure is adequate and competitive, it intends to develop creative short and long term incentive programs to induce productivity from its employees and to promote loyalty and tenure.

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

Competition

The accounts receivable management and collection business is highly competitive. The Company competes with a number of national, regional, and local companies with operations similar to those of the Company. Many of the Company's competitors have far greater resources than the Company and have access to capital markets which may be unavailable to the Company.

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

Employees

As of September 30, 1998, the Company had 80 full time employees and 13 part-time employees, of whom 5 are management personnel, 2 are sales and marketing personnel, 6 are legal personnel, 26 are MRSI collectors, 13 are MCSI collectors, 14 are LSI collectors, 14 are BOSS pre-collection representatives, 2 are finance personnel, 2 are computer technicians, 1 is a building superintendent and 8 are operations support personnel. The Company believes that its relations with its employees are good. The Company is a not a party to any collective bargaining agreement.

ITEM 2   DESCRIPTION OF PROPERTIES

The Company owns its office building and property located at 5400 Orange Avenue, Cypress, California where it conducts its operations. The office building, which was purchased in 1993, contains approximately 50,000 square feet of office space. Currently, the Company occupies approximately 35,000 square feet for its operations, and makes the remainder of the building available for lease to third party tenants. Although the Company may establish remote offices to better serve its clients, the Company believes that its current facility is suitable and adequate for its current and anticipated operations.


ITEM 3   LEGAL PROCEEDINGS

As of September 30, 1998, the Company is not involved in any material litigation, although the Company is involved, from time to time, in litigation that is incident to its collection business. The Company regularly initiates legal proceedings as a plaintiff in connection with its routine collection activities.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1998.


                                    PART II

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common stock, $.001 par value, is traded under the symbol "CYFS" through the OTC Electronic Bulletin Board maintained by the National Association Securities of Security Dealers, Inc. (the "NASDAQ"), which has no financial eligibility standards and is totally separate from NASDAQ. The Electronic Bulletin Board does not constitute an active trading market and trading in the Company's Common Stock is limited and sporadic. The following table sets forth the range of high bid and low bid quotations for the Common Stock for the periods indicated. The quotations are inter-dealer prices in the over-the-counter market without retail mark-ups, markdowns or commissions, and may not represent actual transactions.

                                             1998             1997
                                          -----------      -----------
                                          High   Low       High   Low
                                          ----   ----      ----   ----
            4th Quarter ending 9/30       2.00   0.94      1.75   1.19
            3rd Quarter ending 6/30       2.59   0.94      3.25   0.94
            2nd Quarter ending 3/31       1.63   1.00      3.75   2.00
            1st Quarter ending 12/31      2.50   1.13      3.87   2.75

As of September 30, 1998 there were 1,850 holders of record of the Company's Common Stock.

Dividend Policy

The Company has never paid a dividend and does not anticipate paying any cash dividends in the foreseeable future. The Company intends to retain any earnings to provide funds to finance future growth.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company provides accounts receivable management services to various health care providers, banks, financial institutions, and retail firms. These services include, among other things, billing, delinquent debt recovery, management of litigation and bankruptcy claims, and workers' compensation lien claim resolution. In the early nineties, financial institutions, primarily credit card issuers, began changing their approach regarding the management of charged off consumer receivables. These financial institutions started to sell portions of their charged off portfolios to certain delinquent debt recovery firms and investment groups in lieu of third party placements. Accordingly, in February 1994, the Company began to purchase portfolios of consumer receivables for its own account, and has continued to do so through fiscal 1998.

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

Results of Operations

The following table sets forth summary income statement data on a historical basis.

                                                                   % Positive
                                            1998         1997       (Negative)
                                         ----------   ----------   -----------
Revenue                                  $7,148,016   $4,970,356          43.8%

Operating expenses:
  Salaries, wages and related benefits    3,379,049    3,438,660           1.7
  Selling, general and administrative     1,967,584    1,636,711         (20.2)
  Depreciation                              162,882      196,499          17.1
                                         ----------   ----------       -------
     Total operating expenses             5,509,515    5,271,870           4.5
                                         ----------   ----------       -------
Income (loss) from operations             1,638,501     (301,514)        643.4

Other income (expense)                     (133,072)    (174,715)         23.8
                                         ----------   ----------       -------
Income (loss) before provision
(benefit) for income taxes                1,505,429     (476,229)        416.1

Provision (benefit) for income taxes        465,602      (21,702)      2,245.4
                                         ----------   ----------       -------
Net income (loss)                        $1,039,827   $ (454,527)        328.8%
                                         ==========   ==========       =======

Revenue increased $2.1 million or 43.8% to $7.1 million for 1998 from $5.0 million in 1997. $2.3 million of revenue was attributable to the net gain recognized from the sale of certain Portfolio Receivables as asset-backed securities through a private securitization. Revenue from Portfolio Receivables purchased by the Company increased to $1.4 million in 1998 from $1.0 million in 1997. Service fees decreased to $3.4 million in 1998 from $4.0 million in 1997, primarily due to the shift in Company resources from third party collections to collecting Portfolio Receivables purchased for its own account. While the Company will continue to identify Portfolio Receivables to sell through securitizations, it believes the pools of accounts created through the conversion of charged off receivables into new installment contracts will be the primary source of assets sold in future securitizations. This source of revenue, therefore, might be less significant in future periods as a percentage of total revenue.

As of September 30, 1998, the Company's direct purchases of Portfolio Receivables had a remaining face value of $16.8 million as compared to a remaining face value of $165.0 million as of September 30, 1997. This decrease was due to the sale of certain Portfolio Receivables totaling $149.5 million through a private securitization in August, 1998. During fiscal 1998, the Company purchased over $21 million of such obligations for its own account.

Salaries, wages and related benefits decreased by 1.7% to $3.38 million in 1998 from $3.44 million in 1997. Although the Company made specific personnel changes throughout the year, total salaries, wages and related benefits remained relatively unchanged.

Selling, general and administrative expenses increased to $1.97 million in 1998 from $1.64 million in 1997. Most of this increase can be attributed to management's decision to reserve against receivables generated by an operating division of the Company which was sold during the fourth quarter of 1998. The Company is proceeding with collection efforts, including legal proceedings, in an attempt to satisfy these receivables. However, management's assessment of collectibility merited a fiscal 1998 charge. In addition, general and administrative expenses increased as a result of the Company's ongoing expansion efforts in anticipation of the strategic growth plan it will pursue during the next three years. Specifically, the Company owns the 50,000 square foot building where its headquarters are located. During the year, the Company relocated and redesigned several of its operating divisions/subsidiaries to better facilitate anticipated growth, including designating approximately 2,500 square feet of the building to its training facility and increased it training staff by 200%. As the Company continues to grow, tenants are displaced and their contributions to certain general and administrative expenses are foregone.

Depreciation decreased 17.1% to $163,000 in 1998 from $196,000 in 1997. This decrease was the result of certain Company assets reaching a fully depreciated state. However, in late 1998, the Company made certain technology upgrades as well as furniture purchases which had little impact on depreciation expense in 1998, but will obviously impact future periods.

Interest expense decreased to $265,000 for 1998 from $306,000 in 1997. This 13.3% decrease resulted from retiring the Company's credit facility and equipment loans in the fourth quarter of 1998 using proceeds of a $3,000,000 private placement as well as a $2,750,000 securitization.

The Company's EBITDA (defined as earnings before interest, taxes, depreciation and amortization and is a measure of the Company's free cash flow) increased to $1.9 million in 1998 from $48,000 in 1997.

Liquidity and Capital Resources

The Company is funded primarily through cash flows from operations. Historically, the Company has used its credit facility to acquire Portfolio Receivables. However, in July 1998, the Company sold 2,000,000 shares of its common stock to Pacific Life Insurance Company, representing 28% of the outstanding common stock of the Company on a fully diluted basis for $3,000,000. Additionally, in August 1998, the Company completed its first securitization of Portfolio Receivables which generated net cash flows to the Company of $2,552,000. The combined $5,552,000 was used to retire the Company's credit facility and existing equipment loans leaving the balance available for expansion as well ongoing purchases of Portfolio Receivables under a forward flow contract with a major financial institution.

The Company currently has outstanding long-term debt with financial institutions of $1,986,000 which is secured by a mortgage and certain equipment. The Company's mortgage note has a remaining balance of $1,844,000, carries an interest rate of 8% per annum and is due in December 2000. Management is currently evaluating the feasibility of refinancing the mortgage note payable. The Company also finances certain capital leases for computer equipment that have a remaining balance of approximately $142,000 at September 30, 1998. Management expects to continue to service its outstanding long-term debt through its cash flows from operations.

In addition to capital required for the Company's existing business and its growth, the Company may require additional capital resources if it should choose to expand its operations by acquisitions of other businesses. Although the Company has no commitments to make any acquisition, it does regularly review proposals to make acquisitions in the accounts receivable management field and considers acquisitions a significant component of its strategic plan.

There can be no assurance that such additional financing, if required, will be available to the Company, nor can there be any assurance as to the cost of any such financing that may be available. The Company is exploring the possibility of issuing additional debt and/or equity to provide additional capital, but has no commitment to do so.

Year 2000

State of Readiness -- Since early 1997, the Company has been addressing the impact of the Year 2000 to its data processing systems. Key financial information and operational systems were addressed and detailed plans were developed to ensure that Year 2000 system modifications were in place by September 1998 for all critical systems. As most of the critical software is purchased from vendors which have already made the necessary Year 2000 changes, the Company is concentrating its efforts on testing of its "Year 2000 Compliant" systems.

Costs to Address Year 2000 Issues -- In the process of identifying the Company's critical systems and determining the extent to which they must be modified or replaced, management has found no systems which need to be replaced or extensively modified to ensure they will function as intended. Accordingly, management does not anticipate a material adverse impact to the Company's results of operations or financial position.

Risks for the Company -- The primary risk of failure to adequately address the Year 2000 problem would be the inability to accurately process and track financial records and transactions. Additionally, the Company is exposed to risk if its customers, clients, and financial institutions are unable to adequately address the Year 2000 dates in their own data processing systems. The Company has contacted all of the major customers, clients and financial institutions with whom it does business to ensure that they are addressing the issue for themselves and their customers.

Contingency Plans -- Should the Company's vendor for its core processing applications fail to provide the modifications necessary to correctly recognize Year 2000 dates, as a contingency plan for core operations, the Company would out source its mainframe computer applications. For non-core operations, the Company will rely on manual processing until modifications or replacement systems are in place.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS Nos. 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information," respectively. SFAS Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997, with earlier adoption permitted. The Company believes that adoption of these standards will not have a material impact on the Company.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal quarters beginning after June 15, 1999, with earlier adoption permitted. The Company believes that adoption of this standard will not have a material impact on the Company.

Forward Looking Statements

Certain statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as elsewhere in this Annual Report on Form 10-KSB are forward-looking statements, and the actual results and developments may be materially different from those expressed in or implied by such statements.


ITEM 7   FINANCIAL STATEMENTS

See "Index to Consolidated Financial Statements" for a listing of the consolidated financial statements filed with this report.


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 28, 1997, the Company's Board of Directors approved the engagement of Arthur Andersen LLP to serve as the Company's independent public accountants and to conduct the audit of the Company's financial statements for the fiscal year ending September 30, 1997, replacing the firm of Corbin & Wertz, CPAs, who had been engaged to audit the Company's financial statement for the fiscal years ended September 30, 1995 and 1996. The change in accountants was made with the view that it was in the best interests of the Company and its shareholders to engage a nationally recognized accounting firm to audit its financial statements. The audit reports provided by Corbin & Wertz, CPAs for the fiscal years ended September 30, 1995 and 1996 did not contain any adverse opinion or a disclaimer of opinion nor any report qualified in any respect, and management of the Company knows of no past disagreements between the Company and Corbin & Wertz, CPAs on any matter of accounting principles of practice, financial statement disclosure or auditing, scope or procedure.


                                   PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information required by this item will be contained in the Company's Information Statement to be filed With the Securities and Exchange Commission within 120 days after September 30, 1998 and is incorporated herein by reference.

ITEM 10  EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company's Information Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 1998 and is incorporated herein by reference.


ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be contained in the Company's Information Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 1998 and is incorporated herein by reference.


ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in the Company's Information Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 1998 and is incorporated herein by reference.


                                    PART IV

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:  See "Exhibit Index".

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1998.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CYPRESS FINANCIAL SERVICES, INC.


Date:  December 28, 1998                      By: /s/ Manuel Occiano
                                                  ----------------------------
                                              Manuel Occiano
                                              Director and
                                              Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures                            Title                    Date Signed
------------------------------------------------------------------------------

/s/ Farrest Hayden           Chairman of the Board           December 28, 1998
---------------------------
Farrest Hayden


/s/ Manuel Occiano           Director and Chief Executive    December 28, 1998
---------------------------  Officer
Manuel Occiano


/s/ Richard H. Keyes         Director                        December 28, 1998
---------------------------
Richard H. Keyes


/s/ Otto J. Lacayo           Director                        December 28, 1998
---------------------------
Otto J. Lacayo


/s/ John C. Hindman          Chief Financial Officer and     December 28, 1998
---------------------------  Principal Accounting Officer
John C. Hindman

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                                                          Page
                                                                          ----
Report of Independent Public Accountants                                   F-2

Consolidated Balance Sheets as of September 30, 1998 and 1997              F-3

Consolidated Statements of Operations for the years ended
    September 30, 1998 and 1997                                            F-4

Consolidated Statements of Shareholders' Equity (Deficit)
    for the years ended September 30, 1998 and 1997                        F-5

Consolidated Statements of Cash Flows for the years ended
    September 30, 1998 and 1997                                     F-6 to F-7

Notes to Consolidated Financial Statements                         F-8 to F-19

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Shareholders of Cypress Financial Services, Inc.:

We have audited the accompanying consolidated balance sheets of Cypress Financial Services, Inc. (a Nevada Corporation) and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cypress Financial Services, Inc. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                    ARTHUR ANDERSEN LLP


Orange County, California
November 19, 1998

                        CYPRESS FINANCIAL SERVICES, INC.
                        --------------------------------
                                AND SUBSIDIARIES
                                ----------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                          SEPTEMBER 30, 1998 and 1997
                          ---------------------------

                                     ASSETS
                                     ------

                                                          1998         1997
                                                       ----------   ----------
Cash                                                   $2,329,751   $  271,455
Restricted cash                                           418,168      397,298
Accounts receivable, net of allowance for doubtful
 accounts of $328,841 and $95,845, respectively           393,786      445,006
Portfolio receivables                                     765,033      470,561
Property, net                                           2,743,152    2,696,234
Notes receivable from officers                            152,012        4,025
Prepaid expenses and other                                125,394       99,725
                                                       ----------   ----------
       Total assets                                    $6,927,296   $4,384,304
                                                       ==========   ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
Accounts payable                                       $   54,328   $    50,206
Trust payables                                            418,168       397,298
Accrued liabilities                                       162,503       146,972
Line of credit                                                -       1,150,000
Notes payable                                           1,843,743     2,671,131
Capital lease obligations                                 141,798       180,698
Deferred income taxes                                     465,000           -
                                                       ----------   -----------
              Total liabilities                         3,085,540     4,596,305
                                                       ----------   -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
  Series A convertible, redeemable preferred stock,
   $0.001 par value, stated at $2.00 liquidation
   preference per share, 5,000,000 shares authorized;
   345,000 shares issued and outstanding at
   September 30, 1998 and 1997                            690,000       690,000
  Common stock, $0.001 par value; 30,000,000 shares
   authorized; 6,527,571 and 4,520,271 shares issued
   and outstanding at September 30, 1998 and 1997,
   respectively                                             6,527         4,520
  Paid-in capital                                       3,522,403       510,480
  Accumulated deficit                                    (377,174)   (1,417,001)
                                                       ----------   -----------
              Total shareholders' equity (deficit)      3,841,756      (212,001)
                                                       ----------   -----------
                                                       $6,927,296   $ 4,384,304
                                                       ==========   ===========

  The accompanying notes are an integral part of these consolidated balance sheets.

                        CYPRESS FINANCIAL SERVICES, INC.
                        --------------------------------
                                AND SUBSIDIARIES
                                ----------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                -----------------------------------------------

                                                         1998          1997
                                                      -----------   -----------
REVENUES:
   Service fees                                       $3,366,831    $3,968,741
   Portfolio receivables revenue                       1,418,037     1,001,615
   Net gain on sale of portfolio receivables           2,363,148           -
                                                      ----------    ----------
                                                       7,148,016     4,970,356
                                                      ----------    ----------
OPERATING EXPENSES:
   Salaries, wages and related benefits                3,379,049     3,438,660
   Selling, general and administrative                 1,967,584     1,636,711
   Depreciation                                          162,882       196,499
                                                      ----------    ----------
                                                       5,509,515     5,271,870
                                                      ----------    ----------
INCOME (LOSS) FROM OPERATIONS                          1,638,501      (301,514)
                                                      ----------    ----------
OTHER INCOME (EXPENSE):
   Interest expense, net                                (265,072)     (305,796)
   Gain on sale of assets                                  8,700             -
   Rental operations, net                                123,300       131,081
                                                      ----------    ----------
                                                        (133,072)     (174,715)
                                                      ----------    ----------
INCOME (LOSS) BEFORE PROVISION (BENEFIT)
   FOR INCOME TAXES                                    1,505,429      (476,229)

PROVISION (BENEFIT) FOR INCOME TAXES                     465,602       (21,702)
                                                      ----------    ----------
NET INCOME (LOSS)                                     $1,039,827    $ (454,527)
                                                      ==========    ==========

Earnings per share:
   Basic                                              $     0.21    $    (0.10)
   Diluted                                            $     0.19    $    (0.10)

Number of shares used in computing earnings
 per share:
   Basic                                               5,015,762     4,509,914
   Diluted                                             5,425,832     4,509,914

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

                        CYPRESS FINANCIAL SERVICES, INC.
                        --------------------------------
                                AND SUBSIDIARIES
                                ----------------

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
           ---------------------------------------------------------

                FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                -----------------------------------------------

                                   Series A Convertible,
                                        Redeemable
                                      Preferred Stock          Common Stock                                             Total
                                     -----------------    -----------------------      Paid-in       Accumulated    Shareholders'
                                     Shares     Amount     Shares       Amount         Capital         Deficit      Equity (Deficit)
                                     -------   --------   ---------   -----------   -------------   --------------  ----------------
BALANCES, at September 30, 1996      345,000   $690,000   4,500,271        $4,500      $  495,500     $  (962,474)      $  227,526

 Stock issued in exchange for
  services provided                        -          -      10,000            10          12,490               -           12,500

 Warrants exercised                        -          -      10,000            10           2,490               -            2,500

 Net loss                                  -          -           -             -               -        (454,527)        (454,527)
                                     -------   --------   ---------        ------      ----------   -------------       ----------
BALANCES, at September 30, 1997      345,000    690,000   4,520,271         4,520         510,480      (1,417,001)        (212,001)

 Stock issued in exchange for
  services provided                        -          -       7,300             7           7,293               -            7,300

 Options issued in exchange for
  services provided                        -          -           -             -           6,630               -            6,630

 Stock issued                              -          -   2,000,000         2,000       2,998,000               -        3,000,000

 Net income                                -          -           -             -               -       1,039,827        1,039,827
                                     -------   --------   ---------        ------      ----------   -------------       ----------
BALANCES, at September 30, 1998      345,000   $690,000   6,527,571        $6,527      $3,522,403     $  (377,174)      $3,841,756
                                     =======   ========   =========        ======      ==========   =============       ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CYPRESS FINANCIAL SERVICES, INC.
                        --------------------------------
                                AND SUBSIDIARIES
                                ----------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                -----------------------------------------------

                                                                      1998          1997
                                                                  ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                             $ 1,039,827    $(454,527)
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                 175,890      218,607
        Stock issued in exchange for services provided                  7,300       12,500
        Stock options issued in exchange for services provided          6,630          -
        Changes in operating assets and liabilities:
            (Increase) decrease in restricted cash                    (20,870)      55,292
            Decrease in accounts receivable, net                       51,220      147,566
                (Increase) decrease in portfolio receivables         (294,473)      15,944
                (Increase) in prepaid expenses and other              (26,309)     (76,288)
                Decrease (increase) in accounts payable                 4,122      (22,736)
            Decrease (increase) in trust payables                      20,870      (55,292)
            Increase (decrease) in accrued liabilities                 15,531     (186,098)
                Increase in deferred income taxes                     465,000          -
                                                                  -----------    ---------
                    Net cash provided by (used in) operating
                     activities                                     1,444,738     (345,032)
                                                                  -----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property                                             (222,167)     (90,881)
                                                                  -----------    ---------
                    Net cash used in investing activities            (222,167)     (90,881)
                                                                  -----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                        3,000,000            -
    Net (repayments on) borrowings from line of credit             (1,150,000)     157,915
    Net loans to officers                                            (147,987)      (1,250)
    Proceeds from notes payable                                           -        120,000
    Principal payments on notes payable                              (827,388)     (68,895)
    Principal payments on capital lease obligations                   (38,900)     (23,608)
    Proceeds from warrants exercised                                      -          2,500
                                                                  -----------    ---------
                    Net cash provided by financing activities         835,725      186,662
                                                                  -----------    ---------
NET INCREASE (DECREASE) IN CASH                                     2,058,296     (249,251)

CASH, at beginning of period                                          271,455      520,706
                                                                  -----------    ---------
CASH, at end of period                                            $ 2,329,751    $ 271,455
                                                                  ===========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CYPRESS FINANCIAL SERVICES, INC.
                        --------------------------------
                                AND SUBSIDIARIES
                                ----------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

          FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997 - Continued
          -----------------------------------------------------------

                                                1998       1997
                                              --------   --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION--
        Cash paid during the period for:
            Interest                          $330,090   $428,482
                                              ========   ========
            Income taxes                      $    800   $ 88,979
                                              ========   ========



SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING, FINANCING AND OPERATING
 ACTIVITIES--

   During the year ended September 30, 1998, the Company issued 7,300 shares of its common stock to employees in exchange for services provided. The services were valued at the market value of the common stock on the date issued, which totaled $7,300.

   During the year ended September 30, 1998, the Company issued options to purchase 8,000 shares of its common stock to a consultant in exchange for services provided. The services were valued at the fair value of the options on the grant date, which totaled $6,630.

   During the year ended September 30, 1997, the Company issued 10,000 shares of its common stock to a consultant in exchange for services provided. The services were valued at the market value of the common stock on the date issued, which totaled $12,500.

   During the year ended September 30, 1997, based upon agreement between the parties, the Company offset interest payable to shareholders with notes receivable from shareholders in the amount of $57,725.

   The Company entered into four capital leases during the year ended September
    30, 1997. The value of the property purchased totaled $204,306.

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

                        CYPRESS FINANCIAL SERVICES, INC.
                        --------------------------------
                                AND SUBSIDIARIES
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                               SEPTEMBER 30, 1998
                               ------------------

1.   Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------

     a.  Organization and Basis of Presentation
         --------------------------------------

     Cypress Financial Services, Inc., a Nevada corporation, (together with its subsidiaries, the Company), provides accounts receivable management, administration, and debt collection services primarily to health care providers and consumer credit issuers. In addition to its third party collection business, in January 1995, the Company began acquiring accounts receivable and other consumer obligations for its own collection portfolio.

     The Company operates primarily through wholly-owned subsidiaries that serve specific segments of the collections service industry. The Company's subsidiaries include: (i) Merchants Recovery Services, Inc. (MRSI), a company that primarily offers accounts receivable collection services to banks, credit unions, public utilities, and retailers; (ii) Medical Control Services, Inc. (MCSI), a collection agency servicing the health care industry; (iii) Lien Solutions, Inc. (LSI), a company that specializes in the recovery of unpaid worker's compensation claims primarily for healthcare service providers, including hospitals and doctors; (iv) My Boss, Inc. dba Business Office Support Services (BOSS), a company that provides pre-collection consulting and credit monitoring services to medical providers and other businesses that extend credit; and (v) Pacific Process Serving, Inc. (PPS), a statewide legal document process service company.

     b.  Principles of Consolidation
         ---------------------------
     The consolidated financial statements include the accounts of Cypress Financial Services, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

     c.  Accounts Receivable
         -------------------

     Accounts receivable represent accounts in which the Company provides collection services for entities in the commercial, retail and medical industries for a fee. Service fees are reported as income when earned. Servicing costs are charged to expense as incurred. No one customer accounted for more than 10 percent of total revenues for the years presented.

     d.  Portfolio Receivables
         ---------------------

     Portfolio receivables (Receivables) represent liquidating portfolios of delinquent accounts which have been purchased by the Company for collection and are stated at the lower of cost or net realizable value. Cost is reduced by cash collections on an account by account basis until such time collections equal cost. Net realizable value represents management's estimate of the remaining net proceeds to be realized from a given portfolio, based on an account by account evaluation of the remaining uncollected delinquent receivables and on the historical collection experience of the specific portfolio and similar portfolios. Revenues from collections on purchased portfolios of receivables are recognized on an account by account basis after the cost of each account has been recovered. Gains and losses are recorded as appropriate when Receivables are sold. The Company considers a transfer of Receivables where the Company surrenders control over the Receivables a sale to the extent that consideration other than beneficial interests in the transferred Receivables is received in exchange for the Receivables.

     On January 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The adoption of SFAS No. 125 did not have a material effect on the operations of the Company.

     e.  Residual Interests in Securitizations and Gain on Sale of Portfolio
         -------------------------------------------------------------------
         Receivables
         -----------

     The Company purchases Receivables with the intention of reselling them to investors as asset-backed securities through securitizations. During 1998, the Company completed its first securitization. Management intends to enter into additional securitizations in the future. The securitizations will generally be structured as follows: First, the Company sells a portfolio of Receivables to a wholly-owned subsidiary which has been established for the limited purpose of buying and reselling the Company's Receivables. This wholly-owned subsidiary in turn issues interest-bearing asset-backed securities (the Certificates) which are purchased by one or more investors. The proceeds from the sale of the Certificates are then used to purchase the Receivables from the Company. In addition, the Company provides a credit enhancement for the benefit of the investors in the form of an initial cash deposit to a specific account held by the trust which is required to be maintained at specific levels.

     At the closing of a securitization, the Company removes from its consolidated balance sheet the Receivables sold and adds to its consolidated balance sheet (i) the cash received and (ii) the basis associated with the portion of the Receivables retained from the securitizations (Residuals), which relates to (a) the cash held on deposit by the trust and (b) the discounted cash flows to be received by the trust in the future. The excess of the cash received and the assets retained by the Company over the carrying value of the Receivables sold, less transaction costs, equals the net gain on sale of Receivables recorded by the Company.

     In future periods, the Company will recognize additional revenue from the Residuals if the actual performance of the Receivables is higher than the original estimate or the Company may increase the estimated fair value of the Residuals. If the actual performance of the Receivables is lower than the original estimate, then an adjustment to the carrying value of the Residuals may be required if the estimated fair value of the Residuals is less than the carrying value.

     The Company is responsible for the ongoing servicing of the Receivables. At this time, no value has been attributed to the related servicing rights on the basis that the cost to service is expected to equal the servicing fees generated.

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

     g.  Trust Accounts and Restricted Cash
         ----------------------------------

     The Company maintains trust accounts for the benefit of its customers. Related funds are deposited in trust bank accounts and reflected as a trust liability until such amounts held in trust are remitted to customers. The trust account cash balances of $418,168 and $397,298 are reflected as restricted cash and trust payables in the accompanying consolidated balance sheets at September 30, 1998 and 1997, respectively.

     h.  Fair Value of Financial Instruments
         -----------------------------------

     Fair values of financial instruments are estimated using available market information and other valuation methodologies. The fair values of the Company's financial instruments are estimated to approximate the related book value, unless otherwise indicated.

     i.  Earnings Per Share
         ------------------

     During fiscal 1998, the Company adopted SFAS No. 128, "Earnings per Share
     (EPS)." This standard is effective for both interim and annual reporting periods ending after December 15, 1997. SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS is computed in the same way as fully diluted EPS, except that the calculation now uses the average share price for the reporting period to compute dilution from options under the treasury stock method. All earnings per share amounts have been restated to conform to the SFAS No. 128 requirements.

     For the year ended September 30, 1998, the computations of basic and diluted EPS were as follows:

                                                          Basic EPS  Diluted EPS
                                                          ---------  -----------
September 30, 1998
  Numerator -- net income                                $1,039,827  $1,039,827

  Denominator -- weighted average shares outstanding      5,015,762   5,015,762

  Plus -- net shares issued in assumed preferred
   stock conversion                                                     345,000

  Plus -- net shares issued in assumed stock option
  exercises                                                              65,070


  Diluted denominator                                                 5,425,832


  Earnings per share                                     $     0.21  $     0.19
                                                         ==========  ==========

     For the year ended September 30, 1997, the denominator in the diluted EPS computation was the same as the denominator for basic EPS due to the antidilutive effects of preferred stock and stock options on the Company's net loss. As of September 30, 1998 and 1997, the Company had outstanding stock options of 57,300 and 118,650, respectively, that were antidilutive.

     j.  Income Taxes
         ------------

     The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the asset and liability method of accounting for income taxes.

     k.  Stock Option Plan
         -----------------

     As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for stock-based employee compensation plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company provides the pro forma net earnings, pro forma earnings per share, and stock based compensation plan disclosure requirements set forth in SFAS No. 123.

     l.  New Pronouncements
         ------------------

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS Nos. 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information," respectively. SFAS Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997, with earlier adoption permitted. The Company believes that adoption of these standards will not have a material impact on the Company.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal quarters beginning after June 15, 1999, with earlier adoption permitted. The Company believes that adoption of this standard will not have a material impact on the Company.

     m.  Rental Operations
         -----------------

     The Company leases a portion of its building to unrelated parties. Management allocates certain costs incurred to rental operations based on a ratio of square footage to the total square footage of the respective building. The results of rental operations for the years ended September 30, 1998 and 1997 are as follows:

                                               1998        1997
                                             ---------   ---------
          Rental income                      $254,233    $288,139
          Interest expense                    (47,091)    (63,303)
          Depreciation and amortization       (12,567)    (16,468)
          Utilities and other                 (71,275)    (77,287)
                                             --------    --------
                                             $123,300    $131,081
                                             ========    ========

     n.  Use of Estimates
         ----------------

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

     o.  Reclassification
         ----------------

     Certain amounts in the accompanying 1997 financial statements have been reclassified to conform to 1998 presentation.

2.  Portfolio Receivables
    ---------------------

The cost basis of portfolio receivables activity consists of the following as of September 30, 1998 and 1997, and for the years then ended:

     Portfolio receivables at September 30, 1996                $ 486,505
      Purchases of portfolio receivables                          735,862
      Collections applied to cost basis                          (413,995)
      Sales of portfolio receivables applied to cost basis       (337,811)
                                                                ---------
     Portfolio receivables at September 30, 1997                  470,561
      Purchases of portfolio receivables                          930,405
      Collections applied to cost basis                          (276,874)
      Sales of portfolio receivables applied to cost basis       (359,059)
                                                                ---------
     Portfolio receivables at September 30, 1998                $ 765,033
                                                                =========

For the years ended September 30, 1998 and 1997, the Company had gross collections from the portfolio receivables of $1,532,849 and $1,252,407, respectively, of which $1,255,975 and $838,412 were recognized as revenue in the accompanying consolidated statements of operations.

Due to the nature of these portfolio receivables, there is no assurance that historical collection results will reflect the future collectibility of the face value of the portfolio receivables.

3.  Related Party Transactions
    --------------------------

On August 14, 1998 the Company sold Receivables with a book value of $224,634 to a wholly-owned subsidiary for $2,750,000, which issued interest-bearing asset-backed securities to Pacific Life Insurance Company for the same amount. As permitted by SFAS No. 125, the Company considers a transfer of Receivables where the Company surrenders control over the Receivables a sale to the extent that consideration other than beneficial interests in the transferred Receivables is received in exchange for the Receivables. The sale resulted in a net gain of $2,363,148 as reflected in the accompanying consolidated statements of operations and a carried residual interest of $36,098. As discussed further in
Note 7, Pacific Life Insurance Company purchased 2,000,000 shares of common stock from the Company during the year.

4.  Property
    --------

Property consists of the following:

                                                     1998         1997
                                                  ----------   ----------
            Land                                  $  866,575   $  866,575
            Building                               1,540,577    1,540,577
            Equipment and furnishings              1,758,188    1,548,654
            Autos                                    132,415      132,415
                                                  ----------   ----------
                                                   4,297,755    4,088,221
              Less--Accumulated depreciation       1,554,603    1,391,987
                                                  ----------   ----------
                                                  $2,743,152   $2,696,234
                                                  ==========   ==========

Depreciation expense for the years ended September 30, 1998 and 1997 totaled $175,249 and $212,967, respectively. At September 30, 1998 and 1997, the net book value of equipment under capital leases was $129,394 and $170,255, respectively.

5.  Line of Credit
    --------------

Through August 1998, the Company had a line of credit agreement (the Agreement) with a financial institution. Under the terms of the Agreement, the Company could borrow up to $1,500,000. The Company was required to pay interest monthly at the bank's reference rate plus 1.5 percent (10.0 percent at September 30, 1997). As of September 30, 1997, net borrowings amounted to $1,150,000 leaving $350,000 available under the Agreement. The borrowings were secured by substantially all of the Company's assets as defined under the Agreement. In August 1998, the outstanding borrowings were paid in full and the Agreement was cancelled.

6.  Notes Payable
    -------------

                                                                     1998          1997
                                                                   ----------   ----------
Notes payable consists of the following:

     Mortgage note payable to bank, collateralized by land
         and building, due in monthly payments of $14,089,
         including interest at 8 percent per annum, through
         December 2000, at which time the entire principal
         balance is due and payable.                               $1,843,743   $1,862,410
     Note payable to bank, secured by certain equipment,
         due in monthly payments of $10,969, including
         interest at 11 percent per annum, through June 2000,
         at which time the entire principal balance is due
         and payable.                                                     -        688,721
     Note payable to a financial institution, secured by
         portfolio receivables, due in monthly payments
         based on collections through August 1998, at which
         time the entire principal balance is due and payable.            -        120,000
                                                                   ----------   ----------
                                                                   $1,843,743   $2,671,131
                                                                   ==========   ==========

Annual maturities of notes payable at September 30, 1998 are as follows:


     Years Ending
     September 30,
     -------------
          1999                                          $   20,223
          2000                                              21,504
          2001                                           1,802,016
                                                        ----------
                                                        $1,843,743
                                                        ==========


7.  Capital Transactions
    --------------------

    a.  Series A Convertible, Redeemable Preferred Stock
        ------------------------------------------------
     On September 30, 1996, the Company converted the balance of notes issued in connection with the acquisition of MCSI totaling $690,000 into 345,000 shares of the Company's Series A convertible, redeemable preferred stock. The preferred stock is convertible into shares of common stock at $2.00 per share at the option of the holders through September 29, 1999, at which time the shares may be converted at a rate of $1.50 per share of common stock, subject to antidilution provisions. The underlying common stock reserved for conversion are subject to registration rights under the Securities Act of 1933, at which time such shares will be automatically converted into common stock. The Company has the right to redeem these preferred shares at $2.00 per share. If such shares have not been redeemed or converted by September 29, 1999, the redemption price increases to $2.50 per share, subject to antidilution provisions. The holders of the Company's Series A convertible, redeemable preferred shares are entitled to the same voting and dividend rights as the common shareholders. Such preferred shares have a liquidation preference at $2.00 per share over common shareholders.

     b.  Common Stock Issuances
         ----------------------

     On July 2, 1998, the Company sold 2,000,000 shares of its common stock to Pacific Life Insurance Company, representing 28% of the outstanding common stock of the Company on a fully diluted basis for $3,000,000.

     On June 5, 1998, the Company issued 7,300 shares of its common stock to employees in exchange for services provided. The services were valued at the market value of the common stock on the date issued, which totaled $7,300.

     On June 2, 1997, the Company issued 10,000 shares of its common stock as payment for services provided by an outside consultant. The services were valued at the market value of the common stock on the date issued, which totaled $12,500.

     On February 12, 1997, a former owner of The Christmas Guild (TCG) exercised warrants to purchase 10,000 shares of the Company's common stock at $0.25 per share.

     c.  Stock Option Plan
         -----------------

     In 1995, the Company adopted, and the shareholders approved, the Cypress Financial Services, Inc. 1995 Stock Option Plan (the Plan) which authorized 450,000 stock option grants to purchase the Company's common stock. In August 1998, the Board of Directors and Shareholders approved a 500,000 share increase to the Plan increasing the total number of shares reserved for issuance pursuant to the Plan to 950,000.

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

     The Company has granted 869,400 options under the Plan of which 72,100 have been forfeited. These options are issued at fair market value or at a 10 percent premium over fair market value if the individual is a 10 percent or more shareholder. All options granted expire ten years from the date of grant. At September 30, 1998, there were 152,700 additional shares available for grant under the Plan.

     A summary of the status of the Plan at September 30, 1998 and 1997 and changes during the years then ended is presented in the table and narrative below:

                                                        September 30, 1998                        September 30, 1997
                                             -------------------------------------     --------------------------------------
                                                                       Weighted                                   Weighted
                                                                        Average                                   Average
                                                                       Exercise                                   Exercise
                                                   Shares                Price               Shares                Price
                                             ---------------      ----------------     ---------------      -----------------
Outstanding at beg. of year                          118,650                 $2.75                  -                      -
        Granted                                      740,000                 $1.17             129,400                  $2.75
        Exercised                                          -                     -                 -                      -
        Forfeited                                    (61,350)                $2.75             (10,750)                 $2.75
                                                     -------                 -----             -------                  -----
Outstanding at end of year                           797,300                 $1.29             118,650                  $2.75
                                                     =======                 =====             =======                  =====

Exercisable at end of year                           307,300                 $1.33             118,650                  $2.75
                                                     =======                 =====             =======                  =====

Weighted average fair value of
  options granted                                                            $1.07                                      $2.09
                                                                             =====                                      =====
Weighted average remaining
  contractual life                                                             9.6                                        9.0
                                                                             =====                                      =====

     The fair value of each option grant is estimated on the date of grant using the Black Scholes pricing model with the following assumptions used for the grants in fiscal years 1998 and 1997: weighted average risk-free interest rate of 4.5 and 6.6 percent, respectively; a weighted average volatility of
     90.6 and 77.1 percent, respectively; an expected life of 7 years; and no expected dividend yield.

     As permitted by SFAS No. 123, the Company continues to account for the Plan based on APB Opinion No. 25, under which no compensation cost has been recognized. Pro forma disclosures, as if the Company had adopted the cost recognition method, are shown below. This alternative method recognizes the fair value of stock options granted in net income during the period that the stock options vest. Had compensation cost for stock options awarded under this plan been determined consistent with this methodology, the Company's net income and earnings per share for the year ended September 30, 1998 would have reflected the following pro forma amounts:

                                                        1998         1997
                                                     ----------   ----------
               Net Income (Loss):      As Reported   $1,039,827   $(454,527)
                                       Pro Forma     $  817,410   $(702,066)
               Basic EPS:              As Reported   $     0.21   $   (0.10)
                                       Pro Forma     $     0.16   $   (0.16)
               Diluted EPS:            As Reported   $     0.19   $   (0.10)
                                       Pro Forma     $     0.15   $   (0.16)

8.  Commitments and Contingencies
    -----------------------------

     a.  Lessee
         ------

     The Company leases certain equipment under non-cancelable capital and operating leases which expire at various times through fiscal 2002. Future annual minimum lease payments, in the aggregate, under capital and operating leases at September 30, 1998 are as follows:

Years Ending
September 30,                                   Capital    Operating
-------------                                   --------   ---------
 1999                                           $ 57,915      $6,731
 2000                                             63,182         -
 2001                                             63,182         -
 2002                                             10,532         -
                                                --------      ------
Total minimum lease payments                     194,811      $6,731
                                                              ======
Less -- Amounts representing interest             53,013
                                                --------
Present value of capital lease obligations      $141,798
                                                ========

     Rent expense under all operating leases totaled $22,938 in 1998 and $48,795 in 1997.

     b.  Lessor
         ------

     As discussed in Note 1, the Company leases a portion of its building to unrelated entities under operating leases which expire at various times through September 1, 2003. The Company leases to several tenants on a month-to-month basis. Future annual collections under non-cancelable operating leases as of September 30, 1998 are scheduled as follows:

          Years Ending
          September 30,
          -------------
              1999                             $137,601
              2000                              140,270
              2001                               92,747
              2002                               65,061
              2003                               61,819
                                               --------
                                               $497,498
                                               ========

     c.  Employment Agreements
         ---------------------

     In November 1996, the Company entered into a three-year agreement with one of its employees. In September 1998, the Company entered into three-year employment agreements with two of its officers. The agreements provide for annual salaries, paid vacations and other related benefits. The minimum annual compensation pursuant to such agreements, excluding provisions for fringe benefits (e.g., vacations, etc.), will be approximately $380,000 in fiscal 1999.

     d.  Litigation
         ----------

     As of September 30, 1998, the Company is not involved in any litigation that is material to its financial position or results of operations, although the Company is involved, from time to time, in litigation that is incidental to its collection business. The Company regularly initiates legal proceedings as a plaintiff in connection with its routine collection activities.

9.  Income Taxes
    ------------

The provisions (benefits) for income taxes for the years ended September 30, 1998 and 1997 are shown in the table below:

                                     1998       1997
                                   --------   --------
Federal:
  Current                          $    -     $(27,767)
  Deferred                          322,710        -
State:
  Current                            15,413      6,065
  Deferred                          127,479        -
                                   --------   --------
Total tax provision (benefit)      $465,602   $(21,702)
                                   ========   ========

Although not affecting the total provision, actual income tax payments may differ from the amounts shown as current as a result of the final determination as to the timing of certain deductions and credits.

The total tax provision (benefit) differs from the Federal statutory rate of 34 percent for the reasons shown in the table below:

                                         1998     1997
                                        ------   ------
Federal statutory tax rate               34.0%    (34.0)%
State income taxes, net of Federal
   income tax benefit                     7.9       1.3
NOL Carryback                               -      (5.8)
Other                                    (2.4)      0.8
Valuation Allowance                     (13.4)     33.1
                                        -----    ------
Actual tax provision (benefit)           26.1%    (4.6)%
                                        =====    ======

Because certain items of income and expense are not recognized in the same year in the financial statements of the Company as in its Federal and California tax returns, deferred assets and liabilities are created. As of September 30, 1998 and 1997, the accompanying consolidated balance sheets reflect net deferred tax liabilities of $465,000 and $0, respectively. The net deferred tax liabilities as of September 30, 1998 and 1997 are disclosed in the table below:

                                       Components    Components
                                          1998          1997
                                       -----------   ----------
Deferred tax assets:
  Allowance for doubtful accounts       $ 142,388     $  32,587
  Vacation accrual                         30,647       169,809
  Net operating loss                      314,328           -
  Deferred state taxes                     43,343           -
  Other                                     3,231           -
                                        ---------     ---------
  Total deferred tax assets               533,937       202,396
                                        ---------     ---------

Deferred tax liabilities:
  Securitization                         (974,433)          -
  Other                                    (9,693)          -
                                        ---------     ---------
  Total deferred tax liabilities          984,126           -
                                        ---------     ---------
  Valuation allowance                           -      (202,396)
                                        ---------     ---------
Net deferred tax liability              $(450,189)    $     -
                                        =========     =========

                                 EXHIBIT INDEX


EXHIBIT                             DESCRIPTION
NUMBER
--------------------------------------------------------------------------------

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

   3.2 Bylaws of the registrant, incorporated by reference from Registrant's Registration Statement on Form S-18 (SEC No. 33-12361-LA) filed on March 18, 1987, Exhibit 3.2.

   3.3 Certificate of Determination re: Series A Preferred Stock, incorporated by reference from Registrant's Form 10-k filed on December 27, 1996.

   4.1 Specimen of Common Stock of Registrant, incorporated by reference from Registrant's Form 8-K filed on December 20, 1995, Exhibit 4.2.

  10.2 1995 Stock Option Plan of Registrant, incorporated by reference from Registrant's Form 8-K filed on December 20, 1995, Exhibit 10.2.

  10.3 Preferred Stock Purchase Agreement dated September 30, 1996, incorporated by reference from Registrant's Form 10-K filed on December 27, 1996.

  10.4 Executive Employment Agreements of Manuel Occiano dated September 16, 1998 1998 and John Hindman dated September 4, 1998

  27       Financial Data Schedule

   ___________________