Form 10QSB
period 1998-12-31
CYPRESS FINANCIAL SERVICES INC
filed 1999-02-16
CIK 811510

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

               For the quarterly period ended December 31, 1998
                                              -----------------

                                      OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                    ------------    ------------

          Commission File Number    0-17192
                                 -------------


                       CYPRESS FINANCIAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)


                Nevada                                84-1061382
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation of organization)                Identification No.)


5400 Orange Avenue, Suite 200, Cypress CA                90630
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

                           (1)  Yes  [X]    No  [_]
                           (2)  Yes  [X]    No  [_]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

     Common Stock                        6,527,571 as of February 12, 1999
                                         ---------

--------------------------------------------------------------------------------
================================================================================

                       CYPRESS FINANCIAL SERVICES, INC.
                                  FORM 10Q-SB

                                     INDEX


PART I.   FINANCIAL INFORMATION                                           Page
                                                                        --------

   Item 1.  Condensed Consolidated Balance Sheet as of
            December 31, 1998.........................................   1

            Condensed Consolidated Statements of
            Operations for the three-month periods ended
            December 31, 1998 and 1997................................   2

            Condensed Consolidated Statements of
            Cash Flows for the three-month periods ended
            December 31, 1998 and 1997................................   3

            Notes to Condensed Consolidated Financial
            Statements................................................   4 to 7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................   8 to 11

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings.........................................   12

   Item 2.  Changes in Securities.....................................   12

   Item 3.  Defaults Upon Senior Securities...........................   12

   Item 4.  Submission of Matters to a Vote of Security Holders.......   12

   Item 5.  Other Information.........................................   12

   Item 6.  Exhibits and Reports on Form 8-K..........................   12

                        CYPRESS FINANCIAL SERVICES, INC.
                        --------------------------------
                                AND SUBSIDIARIES
                                ----------------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------

                               DECEMBER 31, 1998
                               -----------------

                                    ASSETS
                                    ------

Cash                                                                 $1,548,293
Restricted cash                                                         337,375
Accounts receivable, net                                                463,191
Portfolio receivables                                                 1,185,092
Property, net                                                         2,851,814
Notes receivable from officers                                          152,013
Prepaid expenses and other                                               61,611
                                                                     ----------
         Total assets                                                $6,599,389
                                                                     ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Accounts payable                                                     $   98,431
Trust payables                                                          337,375
Accrued liabilities                                                     141,237
Notes payable                                                         1,838,740
Capital lease obligations                                               134,428
Deferred income taxes                                                   375,576
                                                                     ----------
         Total liabilities                                            2,925,787
                                                                     ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
  Series A convertible, redeemable preferred stock, $0.001
    par value, stated at $2.00 liquidation preference per share,
    5,000,000 shares authorized; 345,000 shares issued and
    outstanding                                                         690,000
  Common stock, $0.001 par value; 30,000,000 shares authorized;
    6,527,571 shares issued and outstanding                               6,527
  Paid-in capital                                                     3,522,403
  Accumulated deficit                                                  (545,328)
                                                                     ----------
         Total shareholders' equity                                   3,673,602
                                                                     ----------
                                                                     $6,599,389
                                                                     ==========

              The accompanying notes are an integral part of this
                    condensed consolidated balance sheets.

                       CYPRESS FINANCIAL SERVICES, INC.
                       --------------------------------
                               AND SUBSIDIARIES
                               ----------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

             FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
             -----------------------------------------------------

                                                               1998          1997
                                                            ----------    ----------
REVENUES:
   Service fees                                             $  770,472    $  859,445
   Portfolio receivables revenue                               251,885       426,390
                                                            ----------    ----------
                                                             1,022,357     1,285,835
                                                            ----------    ----------
OPERATING EXPENSES:
   Salaries, wages and related benefits                        913,698       812,437
   Selling, general and administrative                         332,336       403,063
   Depreciation                                                 43,522        41,619
                                                            ----------    ----------
                                                             1,289,556     1,257,119
                                                            ----------    ----------
INCOME (LOSS) FROM OPERATIONS                                 (267,199)       28,716
                                                            ----------    ----------
OTHER INCOME (EXPENSE):
   Interest expense, net                                       (14,410)      (75,255)
   Rental operations, net                                       26,112        33,977
                                                            ----------    ----------
                                                                11,702       (41,278)
                                                            ----------    ----------
LOSS BEFORE BENEFIT FOR INCOME TAXES                          (255,497)      (12,562)

BENEFIT FOR INCOME TAXES                                       (87,344)        -
                                                            ----------    ----------
NET LOSS                                                    $ (168,153)   $  (12,562)
                                                            ==========    ==========

Earnings per share:
   Basic                                                    $    (0.03)   $    (0.00)
   Diluted                                                  $    (0.03)   $    (0.00)

Number of shares used in computing earnings per share:
   Basic                                                     6,527,571     4,520,271
   Diluted                                                   6,527,571     4,520,271

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                       CYPRESS FINANCIAL SERVICES, INC.
                       --------------------------------
                               AND SUBSIDIARIES
                               ----------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

             FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
             -----------------------------------------------------

                                                                  1998          1997
                                                               -----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $ (168,153)   $ (12,562)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                 45,532       41,619
     Changes in operating assets and liabilities:
      (Increase) decrease in restricted cash                       80,793      (79,523)
      (Increase) decrease in accounts receivable, net             (69,405)    (106,644)
      (Increase) decrease in portfolio receivables               (420,059)     154,517
      (Increase) decrease in prepaid expenses and other            61,772        2,017
      Increase (decrease) in accounts payable                      44,102       (5,205)
      Increase (decrease) in trust payables                       (80,793)      79,523
      Increase (decrease) in accrued liabilities                  (21,266)     (21,230)
      Increase (decrease) in deferred income taxes                (89,424)        -
                                                               ----------    ---------
        Net cash provided by (used in) operating activities      (616,901)      52,512
                                                               ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property                                          (152,184)      (6,604)
                                                               ----------    ---------
        Net cash used in investing activities                    (152,184)      (6,604)
                                                               ----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments on line of credit                                   -         (70,000)
  Proceeds from notes payable                                        -          60,000
  Principal payments on notes payable                              (5,003)    (138,521)
  Principal payments on capital lease obligations                  (7,370)     (12,562)
                                                               ----------    ---------
        Net cash used in financing activities                     (12,373)    (161,083)
                                                               ----------    ---------
NET DECREASE IN CASH                                             (781,458)    (115,175)

CASH, at beginning of period                                    2,329,751      271,455
                                                               ----------    ---------
CASH, at end of period                                         $1,548,293    $ 156,280
                                                               ==========    =========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                       CYPRESS FINANCIAL SERVICES, INC.
                       --------------------------------
                               AND SUBSIDIARIES
                               ----------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                               DECEMBER 31, 1998
                               -----------------


1.   Quarterly Information
     ---------------------

The accompanying unaudited, condensed and consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all disclosures that would be presented in the Annual Report on Form 10-KSB of Cypress Financial Services, Inc. (the "Company"). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's 1998 Annual Report on Form 10-KSB.

The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods. The operating results are not necessarily indicative of results to be expected for the year ending September 30, 1999.

2.   Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------

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

       The Company operates primarily through wholly owned subsidiaries that serve specific segments of the collections service industry. The Company's subsidiaries include: (i) Merchants Recovery Services, Inc.
       (MRSI), a company that primarily offers accounts receivable collection services to banks, credit unions, public utilities, and retailers; (ii) Medical Control Services, Inc. (MCSI), a collection agency servicing the health care industry; (iii) Lien Solutions, Inc. (LSI), a company that specializes in the recovery of unpaid worker's compensation claims primarily for healthcare service providers, including hospitals and doctors; (iv) My Boss, Inc. d.b.a. Business Office Support Services
       (BOSS), a company that provides pre-collection consulting and credit monitoring services to medical providers and other businesses that extend credit; and (v) Pacific Process Serving, Inc. (PPS), a statewide legal document process service company.

       b.  Principles of Consolidation
           ---------------------------

       The condensed consolidated financial statements include the accounts of Cypress Financial Services, Inc. and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

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

     f.  Trust Accounts and Restricted Cash
         ----------------------------------

     The Company maintains trust accounts for the benefit of its customers. Related funds are deposited in trust bank accounts and reflected as a trust liability until such amounts held in trust are remitted to customers. The trust accounts cash balances of $337,375 are reflected as restricted cash and trust payables in the accompanying condensed consolidated balance sheet.

     g.  Fair Value of Financial Instruments
         -----------------------------------

     Fair values of financial instruments are estimated using available market information and other valuation methodologies. The fair values of the Company's financial instruments are estimated to approximate the related book value, unless otherwise indicated.

     h.  Earnings Per Share
         ------------------

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

     i.  Income Taxes
         ------------

     The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the asset and liability method of accounting for income taxes.

     j.  Use of Estimates
         ----------------

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

     k.  Reclassification
         ----------------

     Certain amounts in the accompanying 1997 financial statements have been reclassified to conform to 1998 presentation.

3.   Portfolio Receivables
     ---------------------

The cost basis of portfolio receivables (Receivables) activity consists of the following as of December 31, 1998, and for the three months then ended:

     Portfolio receivables at September 30, 1998                $  765,033
      Purchases of portfolio receivables                           717,601
      Collections applied to cost basis                           (108,965)
      Sales of portfolio receivables applied to cost basis        (188,577)
                                                                ----------
     Portfolio receivables at December 31, 1998                 $1,185,092
                                                                ==========

For the three months ended December 31, 1998 and 1997, the Company had gross collections from the Receivables of $194,426 and $433,055, respectively. After applying $108,965 and $115,189 to cost basis for the three months ended December 31, 1998 and 1997, respectively, $85,461 and $317,866 was recognized as portfolio receivables revenue in the accompanying condensed consolidated statements of operations.

On August 14, 1998 the Company sold Receivables with a book value of $224,634 to a wholly-owned subsidiary for $2,750,000, which issued interest-bearing asset-backed securities to Pacific Life Insurance Company for the same amount. As permitted by SFAS No. 125, the Company considers a transfer of Receivables where the Company surrenders control over the Receivables a sale to the extent that consideration other than beneficial interests in the transferred Receivables is received in exchange for the Receivables. For the three months ended December 31, 1998, the Company had gross collections from these Receivables of $402,920, of which $80,584 was recognized as service fee revenue in the accompanying condensed consolidated statements of operations.

Due to the nature of these Receivables, there is no assurance that historical collection results will reflect the future collectibility of the face value of the Receivables.

4.  Property
    --------

Property consists of the following:

               Land                                  $  866,575
               Building                               1,540,577
               Equipment and furnishings              1,910,372
               Autos                                    132,415
                                                     ----------
                                                      4,449,939
               Less--Accumulated depreciation         1,598,125
                                                     ----------
                                                     $2,851,814
                                                     ==========

5.  Notes Payable
    -------------

Notes payable consists of a mortgage note payable to a bank, collateralized by land and a building, due in monthly payments of $14,089, including interest at 8 percent per annum, through December 2000, at which time the entire principal balance is due and payable.

6.  Income Taxes
    ------------

Income tax expense for the periods presented are based on the estimated affective tax rate to be incurred for the year. Because certain items of income and expense are not recognized in the same year in the financial statements of the Company as in its Federal and California tax returns, deferred assets and liabilities are created. As of December 31, 1998, the accompanying condensed consolidated balance sheet reflects net deferred tax liabilities of $375,576.

7.  Subsequent Event
    ----------------

On February 12, 1999, the Company issued a warrant to Batchelder & Partners, Inc. to purchase up to 400,000 shares of the Company's common stock in connection with their agreement to act as the Company's non-exclusive financial advisor. This warrant is subject to specific exercise price and vesting provisions as described in the agreement and will be exercisable until November 13, 2005.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company provides accounts receivable management services to various health care providers, banks, financial institutions, and retail firms. These services include, among other things, billing, delinquent debt recovery, management of litigation and bankruptcy claims, and workers' compensation lien claim resolution. In the early nineties, financial institutions, primarily credit card issuers, began changing their approach regarding the management of charged off consumer receivables. These financial institutions started to sell portions of their charged off portfolios to certain delinquent debt recovery firms and investment groups in lieu of third party placements. Accordingly, in February 1994, the Company began to purchase portfolios of consumer receivables for its own account, and has continued to do so through December 31, 1998.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report.

Certain statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as elsewhere in this Quarterly Report on Form 10-QSB are forward-looking statements, and the actual results and developments may be materially different from those expressed in or implied by such statements.

Results of Operations

Three months ended December 31, 1998 versus three months ended December 31, 1997

As of December 31, 1998, the Company's direct purchases of Portfolio Receivables had a remaining face value of $32.8 million as compared to a remaining face value of $157 million as of December 31, 1997. This decrease was due to the sale of certain Portfolio Receivables totaling $149.5 million through a private securitization in August 1998. During the three months ended December 31, 1998, the Company purchased over $23 million of such obligations for its own account.

Revenue decreased $263,479 or 20.5% to $1,022,356 for the three months ended December 31, 1998 from $1,285,835 for the three months ended December 31, 1997. Revenue from Portfolio Receivables purchased by the Company decreased to $251,885 for the three months ended December 31, 1998 from $426,390 for the same period in 1997 primarily due to the securitization discussed above. However, gross collections on Portfolio Receivables, including those securitized, increased to $597,346 for the for the three months ended December 31, 1998 from $433,055 for the same period in 1997. For the three months ended December 31, 1998, the Company had gross collections of $402,920 from Portfolio Receivables which the Company securitized, of which $80,584 was recognized as service fee revenue in the accompanying condensed consolidated statements of operations.

The following table summarizes the gross collection and revenue activities from Portfolio Receivables for the three months ended December 31, 1998 and 1997.

                                                      1998        1997
                                                   ---------   ----------
  Gross collections on Portfolio Receivables       $ 597,346   $  433,055
  Remittances on securitized portfolios             (322,336)          (0)
  Collections applied to cost basis                 (108,965)    (115,189)
                                                   ---------   ----------
  Revenue recognized on Portfolio Receivables      $ 166,045   $  317,866
                                                   =========   ==========

Service fees decreased to $770,472 for the three months ended December 31, 1998 from $859,445 for the same period in 1997, primarily due to the shift in Company resources from third party collections to collecting Portfolio Receivables purchased for its own account.

Operating expenses for the three months ended December 31, 1998 were $1,289,556 as compared to $1,257,119 for the three months ended December 31, 1997. The majority of this increase can be attributed to the Company's ongoing recruiting and training effort. With the completion of our training center in August 1998, the Company has been aggressively recruiting and training in anticipation of the strategic growth plan it will pursue during the next three years. Additionally, depreciation expense increased 4.4% over the same period last year principally due to certain technology upgrades as well as furniture purchases made by the Company in Q4 1998.

Interest expense decreased to $14,410 for the three months ended December 31, 1998 from $75,255 for the three months ended December 31, 1997. This 80.9% decrease resulted from retiring the Company's credit facility and equipment loans in the fourth quarter of 1998 using proceeds of a $3,000,000 private placement as well as a $2,750,000 securitization.

The Company's EBITDA (defined as earnings before interest, taxes, depreciation and amortization and is a measure of the Company's free cash flow) decreased to $(195,555) for the three months ended December 31, 1998 from $104,312 for the three months ended December 31, 1997. This decrease is principally due to the decrease in revenues noted above.

Liquidity and Capital Resources

The Company is funded primarily through cash flows from operations. Historically, the Company has used its credit facility to acquire Portfolio Receivables. However, in July 1998, the Company sold 2,000,000 shares of its common stock to Pacific Life Insurance Company for $3,000,000, representing 28% of the outstanding common stock of the Company on a fully diluted basis. Additionally, in August 1998, the Company completed its first securitization of Portfolio Receivables which generated net cash flows to the Company of $2,552,000. The combined $5,552,000 was used to retire the Company's credit facility and existing equipment loans leaving the balance available for expansion as well as ongoing purchases of Portfolio Receivables under a forward flow contract with a major financial institution.

The Company currently has outstanding long-term debt with financial institutions of $1,973,000 which is secured by a mortgage and certain equipment. The Company's mortgage note has a remaining balance of $1,839,000, carries an interest rate of 8% per annum and is due in December 2000. Management is currently evaluating the feasibility of refinancing the mortgage note payable. The Company also finances certain capital leases for computer equipment that have a remaining balance of approximately $134,000 at December 31, 1998. Management expects to continue to service its outstanding long-term debt through its cash flows from operations.

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

Year 2000

State of Readiness -- Since early 1997, the Company has been addressing the impact of the Year 2000 to its data processing systems. Key financial information and operational systems were addressed and detailed plans were developed to ensure that Year 2000 system modifications were in place by September 1998 for all critical systems. As most of the critical software is purchased from vendors which have already made the necessary Year 2000 changes, the Company is concentrating its efforts on testing its "Year 2000 Compliant" systems.

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

           Not Applicable

Item 3.    Defaults Upon Senior Securities

           Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           Registrant's Information Statement dated January 30, 1999, as previously filed, includes a description of matters approved by written consent of a majority of outstanding shares in lieu of an annual meeting of stockholders, and is incorporated by reference herein.

Item 5.    Other Information

           Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           10.5 Warrant to Purchase 400,000 Shares of Common Stock dated February 12, 1999 issued to Batchelder & Partners, Inc.

           27.1   Financial Data Schedule

           (b)  Reports on Form 8-K

           Not Applicable

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CYPRESS FINANCIAL SERVICES, INC.


Date:   February 12, 1999           By:  /s/ Manuel Occiano
                                         -------------------------------------
                                         Manuel Occiano
                                         Director and Chief Executive Officer


Date:   February 12, 1999           By:  /s/ John C. Hindman
                                         -------------------------------------
                                         John C. Hindman
                                         Chief Financial Officer and Treasurer
                                         (Principal Accounting Officer)