Form 10QSB
period 1999-03-31
CYPRESS FINANCIAL SERVICES INC
filed 1999-05-17
CIK 811510

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

              For the quarterly period ended      March 31, 1999
                                              -----------------------

                                      OR

(_) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

                Commission File Number     0-17192
                                       ----------------

                       CYPRESS FINANCIAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)

           Nevada                                             84-1061382
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation of organization)                           Identification No.)

5400 Orange Avenue, Suite 200, Cypress CA                        90630
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

      Common Stock                          6,527,013 as of May 14, 1999
                                            ---------
--------------------------------------------------------------------------------
================================================================================

                       CYPRESS FINANCIAL SERVICES, INC.
                                  FORM 10Q-SB

                                     INDEX


PART I.  FINANCIAL INFORMATION                                         Page
                                                                       ----

  Item 1.  Condensed Consolidated Balance Sheet as of
            March 31, 1999...........................................  1

           Condensed Consolidated Statements of
            Operations for the six-month periods ended
            March 31, 1999 and 1998..................................  2

           Condensed Consolidated Statements of
            Operations for the three-month periods ended
            March 31, 1999 and 1998..................................  3

           Condensed Consolidated Statements of
            Cash Flows for the six-month periods ended
            March 31, 1999 and 1998..................................  4

           Notes to Condensed Consolidated Financial
            Statements...............................................  5 to 9

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................  10 to 14

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings.........................................  15

  Item 2.  Changes in Securities.....................................  15

  Item 3.  Defaults Upon Senior Securities...........................  15

  Item 4.  Submission of Matters to a Vote of Security Holders.......  15

  Item 5.  Other Information.........................................  15

  Item 6.  Exhibits and Reports on Form 8-K..........................  15

                       CYPRESS FINANCIAL SERVICES, INC.
                       --------------------------------
                               AND SUBSIDIARIES
                               ----------------

                     CONDENSED CONSOLIDATED BALANCE SHEET
                     ------------------------------------

                                MARCH 31, 1999
                                --------------

                                    ASSETS
                                    ------

    Cash                                                            $  796,176
    Restricted cash                                                    516,973
    Accounts receivable, net                                           460,162
    Portfolio receivables                                            1,275,525
    Property, net                                                    2,980,865
    Notes receivable from officers                                     152,013
    Prepaid expenses and other                                         146,494
                                                                    ----------
              Total assets                                          $6,328,208
                                                                    ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

    Accounts payable                                                $   63,494
    Trust payables                                                     516,973
    Accrued liabilities                                                274,662
    Notes payable                                                    1,833,234
    Capital lease obligations                                          187,846
    Deferred income taxes                                              169,482
                                                                    ----------
              Total liabilities                                      3,045,691
                                                                    ----------
    COMMITMENTS AND CONTINGENCIES

    SHAREHOLDERS' EQUITY:
      Series A convertible, redeemable preferred stock, $0.001
        par value, stated at $2.00 liquidation preference
        per share, 5,000,000 shares authorized; 345,000 shares
        issued and outstanding                                         690,000
      Common stock, $0.001 par value; 30,000,000 shares
        authorized; 6,527,571 shares issued and outstanding              6,527
      Paid-in capital                                                3,522,403
      Accumulated deficit                                             (935,030)
                                                                    ----------
                                                                     3,283,900
      Less common stock in treasury at cost, 401 shares                  1,383
                                                                    ----------
              Total shareholders' equity                             3,282,517
                                                                    ----------
                                                                    $6,328,208
                                                                    ==========

The accompanying notes are an integral part of this condensed consolidated balance sheet.

                       CYPRESS FINANCIAL SERVICES, INC.
                       --------------------------------
                               AND SUBSIDIARIES
                               ----------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

            FOR THE SIX MONTH PERIODS ENDED MARCH 31, 1999 AND 1998
            -------------------------------------------------------

                                                      1999          1998
                                                   -----------   ----------
REVENUES:                                           2,447,131     2,546,093
OPERATING EXPENSES:
    Salaries, wages and related benefits            2,053,412     1,690,834
    Selling, general and administrative               890,376       700,738
    Loan losses                                       261,647             -
    Depreciation                                       87,043        84,079
                                                   ----------    ----------
                                                    3,292,478     2,475,651
                                                   ----------    ----------
INCOME (LOSS) FROM OPERATIONS                        (845,347)       70,442
                                                   ----------    ----------
OTHER INCOME (EXPENSE):
    Interest expense, net                             (41,091)     (137,633)
    Rental operations, net                             42,101        60,014
                                                   ----------    ----------
                                                        1,010       (77,619)
                                                   ----------    ----------
LOSS BEFORE BENEFIT FOR INCOME TAXES                 (844,337)       (7,177)

BENEFIT FOR INCOME TAXES                             (286,482)            -
                                                   ----------    ----------
NET LOSS                                           $ (557,855)   $   (7,177)
                                                   ==========    ==========

Earnings per share:
     Basic                                         $    (0.09)   $    (0.00)
     Diluted                                       $    (0.09)   $    (0.00)

Number of shares used in computing
 earnings per share:
     Basic                                          6,527,507     4,520,271
     Diluted                                        6,527,507     4,520,271

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

                       CYPRESS FINANCIAL SERVICES, INC.
                       --------------------------------
                               AND SUBSIDIARIES
                               ----------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998
           ---------------------------------------------------------

                                                       1999          1998
                                                    -----------   ----------
REVENUES:                                            1,327,761     1,260,258
OPERATING EXPENSES:
    Salaries, wages and related benefits             1,139,713       878,402
    Selling, general and administrative                558,040       297,670
    Loan losses                                        164,634             -
    Depreciation                                        43,521        42,460
                                                    ----------    ----------
                                                     1,905,908     1,218,532
                                                    ----------    ----------
INCOME (LOSS) FROM OPERATIONS                         (578,147)       41,726
                                                    ----------    ----------
OTHER INCOME (EXPENSE):
    Interest expense, net                              (26,681)      (62,378)
    Rental operations, net                              15,990        26,037
                                                    ----------    ----------
                                                       (10,691)      (36,341)
                                                    ----------    ----------
INCOME (LOSS) BEFORE BENEFIT FOR INCOME TAXES         (588,838)        5,385

BENEFIT FOR INCOME TAXES                              (199,137)            -
                                                    ----------    ----------
NET INCOME (LOSS)                                   $ (389,701)   $    5,385
                                                    ==========    ==========

Earnings per share:
     Basic                                          $    (0.06)   $    (0.00)
     Diluted                                        $    (0.06)   $    (0.00)

Number of shares used in computing
 earnings per share:
     Basic                                           6,527,507     4,520,271
     Diluted                                         6,527,507     4,520,271

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

                       CYPRESS FINANCIAL SERVICES, INC.
                       --------------------------------
                               AND SUBSIDIARIES
                               ----------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

            FOR THE SIX MONTH PERIODS ENDED MARCH 31, 1999 AND 1998
            -------------------------------------------------------

                                                                                 1999          1998
                                                                             ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $  (557,855)   $  (7,177)
    Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                             91,064       84,079
        Changes in operating assets and liabilities:
            (Increase) decrease in restricted cash                               (98,805)     (55,391)
            (Increase) decrease in accounts receivable, net                      (66,376)     (54,649)
            (Increase) decrease in portfolio receivables                        (510,492)     215,781
            (Increase) decrease in prepaid expenses and other                    (25,123)      26,936
            Increase (decrease) in accounts payable                                9,167        2,942
            Increase (decrease) in trust payables                                 98,805       55,391
            Increase (decrease) in accrued liabilities                           112,159      120,003
            Increase (decrease) in deferred income taxes                        (295,518)           -
                                                                             -----------    ---------
                    Net cash provided by (used in) operating activities       (1,242,974)     387,915
                                                                             -----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property                                                        (259,615)     (18,538)
                                                                             -----------    ---------
                    Net cash used in investing activities                       (259,615)     (18,538)
                                                                             -----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchases of treasury stock                                                   (1,383)           -
    Net repayments on line of credit                                                   -      (70,000)
    Proceeds from notes payable                                                        -       60,000
    Principal payments on notes payable                                          (10,509)    (216,518)
    Principal payments on capital lease obligations                              (19,094)     (21,869)
                                                                             -----------    ---------
                    Net cash used in financing activities                        (30,986)    (248,387)
                                                                             -----------    ---------
NET DECREASE IN CASH                                                          (1,533,575)     120,990

CASH, at beginning of period                                                   2,329,751      271,455
                                                                             -----------    ---------
CASH, at end of period                                                       $   796,176    $ 392,445
                                                                             ===========    =========

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

                                MARCH 31, 1999
                                --------------



1.   Quarterly Information
     ---------------------

The accompanying unaudited, condensed and consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all disclosures that would be presented in the Annual Report on Form 10-KSB of Cypress Financial Services, Inc., a Nevada corporation, (together with its subsidiaries, the Company). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's 1998 Annual Report on Form 10-KSB.

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

2.   Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------

        a.  Organization and Basis of Presentation
            --------------------------------------

        The Company provides accounts receivable management, administration, and debt collection services primarily to health care providers and consumer credit issuers. In addition to its third party collection business, in January 1995, the Company began acquiring accounts receivable and other consumer obligations for its own collection portfolio.

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

        f.  Trust Accounts and Restricted Cash
            ----------------------------------

        The Company maintains trust accounts for the benefit of its customers. Related funds are deposited in trust bank accounts and reflected as a trust liability until such amounts held in trust are remitted to customers. The trust accounts cash balances of $516,973 are reflected as restricted cash and trust payables in the accompanying condensed consolidated balance sheet.

        g.  Fair Value of Financial Instruments
            -----------------------------------

        Fair values of financial instruments are estimated using available market information and other valuation methodologies. The fair values of the Company's financial instruments are estimated to approximate the related book value, unless otherwise indicated.

        h.  Earnings Per Share
            ------------------

        Basic Earnings per Share (EPS) is computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS is computed in the same way as fully diluted EPS, except that the calculation uses the average share price for the reporting period to compute dilution from options under the treasury stock method.

        i.  Income Taxes
            ------------

        The Company accounts for income taxes using the asset and liability method.

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

        k.  Reclassification
            ----------------

        Certain amounts in the accompanying 1998 financial statements have been reclassified to conform to 1999 presentation.

3.   Portfolio Receivables
     ---------------------

The cost basis of portfolio receivables (Receivables) activity consists of the following as of March 31, 1999, and for the six months then ended:


     Portfolio receivables at September 30, 1998                $  765,033
      Purchases of portfolio receivables                         1,122,685
      Increase in allowance for loan losses                       (261,647)
      Collections applied to cost basis                            (51,188)
      Sales of portfolio receivables applied to cost basis        (299,358)
                                                                ----------
     Portfolio receivables at March 31, 1999                    $1,275,525
                                                                ==========

For the six months ended March 31, 1999 and 1998, the Company had gross collections from the Receivables of $507,416 and $832,309, respectively. After applying $51,188 and $133,391 to the cost basis for the six months ended March 31, 1999 and 1998, respectively, $456,228 and $698,918 was recognized as portfolio receivables revenue in the accompanying condensed consolidated statements of operations.

For the six months ended March 31, 1999 and 1998, the Company had proceeds from sales of the Receivables of $470,298 and $238,373, respectively. After applying $299,358 and $82,390 to the cost basis for the six months ended March 31, 1999 and 1998, respectively, $170,940 and $155,983 was recognized as portfolio receivables revenue in the accompanying condensed consolidated statements of operations.

On August 14, 1998 the Company sold Receivables with a book value of $224,634 to a wholly-owned subsidiary for $2,750,000, which issued interest-bearing asset-backed securities to Pacific Life Insurance Company for the same amount. For the six months ended March 31, 1999, the Company had gross collections from these Receivables of $764,868, of which $170,818 was recognized as service fee revenue in the accompanying condensed consolidated statements of operations.

Due to the nature of these Receivables, there is no assurance that historical collection results will reflect the future collectibility of the face value of the Receivables.


4.   Property
     --------

Property consists of the following:

            Land                                  $  866,575
            Building                               1,540,577
            Equipment and furnishings              2,082,944
            Autos                                    132,415
                                                  ----------
                                                   4,622,511
              Less--Accumulated depreciation       1,641,646
                                                  ----------
                                                  $2,980,865
                                                  ==========

5.   Notes Payable
     -------------

Notes payable consists of a mortgage note payable to a bank, collateralized by land and a building, due in monthly payments of $14,089, including interest at 8 percent per annum, through December 2000, at which time the entire principal balance is due and payable.

6.  Income Taxes
    ------------

Income tax expense for the periods presented are based on the estimated affective tax rate to be incurred for the year. Because certain items of income and expense are not recognized in the same year in the financial statements of the Company as in its Federal and California tax returns, deferred assets and liabilities are created. As of March 31, 1999, the accompanying condensed consolidated balance sheet reflects net deferred tax liabilities of $169,482.

7.  Stockholders' Equity Transactions
    ---------------------------------

On February 12, 1999, the Company issued a warrant to Batchelder & Partners, Inc. to purchase up to 400,000 shares of the Company's common stock in connection with their agreement to act as the Company's non-exclusive financial advisor. This warrant is subject to specific exercise price and vesting provisions as described in the agreement and will be exercisable until November 13, 2005.

Pursuant to an odd-lot tender offer dated January 30, 1999 whereby the Company offered to purchase all outstanding shares of common stock held in odd-lots of 1-99 shares at $3.00 per share and a minimum tender offer of $5.00 to each tendering shareholder, the Company purchased 401 shares of common stock through March 31, 1999 at an aggregate cost of $1,383.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company provides accounts receivable management services to various health care providers, banks, financial institutions, and retail firms. These services include, among other things, billing, delinquent debt recovery, management of litigation and bankruptcy claims, and workers' compensation lien claim resolution. In the early nineties, financial institutions, primarily credit card issuers, began changing their approach regarding the management of charged off consumer receivables. These financial institutions started to sell portions of their charged off portfolios to certain delinquent debt recovery firms and investment groups in lieu of third party placements. Accordingly, in February 1994, the Company began to purchase portfolios of consumer receivables for its own account, and has continued to do so through March 31, 1999.

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

Results of Operations

Six months ended March 31, 1999 versus six months ended March 31, 1998

The following table summarizes the gross collection and revenue activities for the six months ended March 31, 1999 and 1998.

                                                                                                    % Positive
                                                 1999           %           1998           %        (Negative)
                                              -----------      ----      -----------      ----      ----------
   Gross collections                          $ 8,095,824      100%      $ 6,453,388      100%          25.5%
   Less: Remittances to holders of
     portfolio backed securities                 (595,581)      -7%                -        0%           N/A
   Less: Clients' share of collections         (5,203,980)     -64%       (4,113,729)     -64%         -26.5%
                                              -----------                -----------                   -----
   Net fees                                     2,296,263       28%        2,339,659       36%          -1.9%

   Less: Fees applied to cost basis
     of portfolio receivables                     (51,188)      -1%         (133,391)      -2%          61.6%
                                              -----------                -----------                   -----
   Fee revenue (core operations)              $ 2,245,075       28%      $ 2,206,268       34%           1.8%

   Gain on sale of portfolio receivables          178,676                    155,982                    14.5%
   Fee revenue (non-core operations)               23,380                    183,843                   -87.3%
                                              -----------                -----------                   -----
   Total revenue                              $ 2,447,131                $ 2,546,093                    -3.9%
                                              ===========                ===========                   =====

Gross collections increased by $1,642,436, or 25.5%, from $6,453,388 for the six months ended March 31, 1998 to $8,095,824 for the six months ended March 31, 1999. This increase is directly attributable to the Company's ongoing strategic growth plan, which was initiated in the first quarter of 1999. The Company is actively pursuing additional business in all three of its business segments; health care, banking and retail.

Net fees recognized from gross collections decreased by $43,396, or 1.9%, from $2,339,659 for the six months ended March 31, 1998 to $2,296,263 for the six months ended March 31, 1999. Net fees recognized from gross collections is calculated by reducing gross collections by remittances to clients' for their share of collections and by remittances to holders of portfolio backed securities. As a percentage of gross collections, remittances to clients' for their share of collections remained flat at 64%. However, remittances to holders of portfolio backed securities increased by $595,581 from $0 for the six months ended March 31, 1998 to $595,581 for the six months ended March 31, 1999. This increase is the result of the Company completing a sale of certain portfolio receivables totaling $149.5 million through the private securitization in August 1998.

Fee revenue from core operations increased by $38,807, or 1.8%, from $2,206,268 for the six months ended March 31, 1998 to $2,245,075 for the six months ended March 31, 1999. Fee revenue is calculated by reducing net fees recognized from gross collections by fees applied to cost basis of portfolio receivables. These applied fees decreased by 61.6% primarily due to the sale of substantially all of the Company's portfolio receivables in the securitization discussed above. In fact, as of March 31, 1999, the Company's direct purchases of portfolio receivables had a remaining face value of $38.2 million as compared to a remaining face value of $157.2 million as of March 31, 1998. During the six months ended March 31, 1999, the Company purchased and retained approximately $25 million of such obligations for its own account.

The balance of total revenue consists of gain on sale of portfolio receivables and fee revenue from non-core operations. Gain on sale of portfolio receivables increased by $22,694, or 14.5%, from $155,982 for the six months ended March 31, 1998 to $178,676 for the six months ended March 31, 1999. Fee revenue from non-core operations decreased by $160,463, or 87.3%, from $183,843 for the six months ended March 31, 1998 to $23,380 for the six months ended March 31, 1999. This decrease can be attributed to a decision made by the Company to discontinue efforts regarding certain non-core operating units (principally Revenue Practice Enhancements). These units were determined to be non-essential to the Company's overall strategic growth plan, which was initiated in the first quarter of 1999.

Operating expenses increased by $816,827, or 33.0%, from $2,475,651 for the six months ended March 31, 1998 to $3,292,478 for the six months ended March 31, 1999. The significant components of this increase can be attributed to the Company's ongoing strategic growth plan and are discussed below.

Salaries, wages and related benefits increased by $362,578, or 21.4%, from $1,690,834 for the six months ended March 31, 1998 to $2,053,412 for the six months ended March 31, 1999. Due to growth in the Company's billing and collecting staff, operating salaries paid increased by $308,600 from $1,025,853 for the six months ended March 31, 1998 to $1,334,453 for the six months ended March 31, 1999. This growth in billers and collectors is directly attributable to the growth of $1,642,436 in gross collections noted above. The remaining increase of $53,978 resulted from increased benefit expenses associated with these additional billers and collectors as well as specific additions to the Company's management team.

Selling, general and administrative expenses increased to $890,376 for the six months ended March 31, 1999 from $700,738 for the six months ended March 31, 1998. This 27.1% increase is principally attributable to certain non-recurring, non-operating expenses associated with the execution of the Company's strategic growth plan, which include, among other things, fees paid for due diligence work related to acquisition activities, attorney fees, and fees paid to third party financial advisors. Although these costs are not capitalizable, management believes significant future value will be obtained from these expenditures.

The Company ratably allocates the cost of purchased loans receivable portfolios on an account by account basis. Collections received from any one account are applied first to the basis of the respective account before revenue is recognized. Integral to the Company's collection operations is the timely identification of accounts that are deemed uncollectible. The uncollectibility of an account is primarily based on the current status of the account (i.e. bankrupt, deceased, etc.) and the historical experience of the specific portfolio as well as similar portfolios. The Company records an allowance for loan losses reflecting the accumulated costs allocated to those accounts deemed uncollectible to properly reflect management's estimate of the remaining net proceeds to be realized from a given portfolio. Due to the nature of these receivables at purchase date, it is not uncommon for the Company to immediately identify certain accounts to be uncollectible at the time of acquisition. Accordingly, for the six months ended March 31, 1999, the Company increased its allowance for loan losses on acquired portfolios by $261,647.

Depreciation expense increased 3.5% over the same period last year principally due to certain technology upgrades as well as furniture purchases made by the Company in the fourth quarter of 1998.

Interest expense decreased to $41,091 for the six months ended March 31, 1999 from $137,633 for the six months ended March 31, 1998. This 70.1% decrease resulted from retiring the Company's credit facility and equipment loans in the fourth quarter of 1998 using proceeds of a $3,000,000 private placement as well as a $2,750,000 securitization (see discussion below).

Net income from rental operations decreased by $17,913, or 29.8%, from $60,014 for the six months ended March 31, 1998 to $42,101 for the six months ended March 31, 1999. This decrease is directly attributable to the growth of the Company into areas of its building which were leased to unrelated third parties in prior years.

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

The Company currently has outstanding long-term debt with financial institutions of $2,021,000 which is secured by a mortgage and certain equipment. The Company's mortgage note has a remaining balance of $1,833,000, carries an interest rate of 8% per annum and is due in December 2000. Management is currently evaluating the feasibility of refinancing the mortgage note payable. The Company also finances certain capital leases for computer equipment that have a remaining balance of approximately $188,000 at March 31, 1999. Management expects to continue to service its outstanding long-term debt through its cash flows from operations.

In addition to capital required for the Company's existing business and its growth, the Company may require additional capital resources if it should choose to expand its operations by acquisitions of other businesses. Although the Company has no commitments to make any acquisitions, it does regularly review proposals to make acquisitions in the accounts receivable management field and considers acquisitions a significant component of its strategic plan.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, with earlier adoption permitted. The Company believes that adoption of this standard will not have a material impact on the Company.

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

          Exhibit 27

          (b)  Reports on Form 8-K

          Not Applicable

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CYPRESS FINANCIAL SERVICES, INC.


Date:  May 14, 1999                By:  /s/ Manuel Occiano
                                       -------------------------------------
                                       Manuel Occiano
                                       Director and Chief Executive Officer


Date:  May 14, 1999                By:  /s/ John C. Hindman
                                       -------------------------------------
                                       John C. Hindman
                                       Chief Financial Officer and Treasurer
                                       (Principal Accounting Officer)