Form 10QSB
period 1999-06-30
CYPRESS FINANCIAL SERVICES INC
filed 1999-08-13
CIK 811510

================================================================================
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

(_) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                         Commission file number 0-17192


                       CYPRESS FINANCIAL SERVICES, INC.
       (Exact name of small business issuer as specified in its charter)


            Nevada                                       84-1061382
(State or other jurisdiction of                       (I.R.S. Employer
incorporation of organization)                       Identification No.)

               5400 Orange Avenue, Suite 200, Cypress, CA  90630
                   (Address of principle executive offices)

                   Issuer's telephone number (714) 995-0627


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes   X     No
                                                                  ---       ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 3, 1999 the issuer had 6,526,912 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes         No   X
                                                                 ---         ---

--------------------------------------------------------------------------------
================================================================================

                       CYPRESS FINANCIAL SERVICES, INC.
                                  FORM 10-QSB

                                     INDEX



PART I.    FINANCIAL INFORMATION                                       Page
                                                                       ----
   Item 1.   Condensed Consolidated Balance Sheet as of
             June 30, 1999.............................................. 1

             Condensed Consolidated Statements of
             Operations for the nine month periods ended
             June 30, 1999 and 1998..................................... 2

             Condensed Consolidated Statements of
             Operations for the three month periods ended
             June 30, 1999 and 1998..................................... 3

             Condensed Consolidated Statements of
             Cash Flows for the nine month periods ended
             June 30, 1999 and 1998..................................... 4

             Notes to Condensed Consolidated Financial
             Statements................................................. 5 to 8

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................ 9 to 13

PART II.   OTHER INFORMATION

   Item 1.   Legal Proceedings.......................................... 14

   Item 2.   Changes in Securities...................................... 14

   Item 3.   Defaults Upon Senior Securities............................ 14

   Item 4.   Submission of Matters to a Vote of Security Holders........ 14

   Item 5.   Other Information.......................................... 14

   Item 6.   Exhibits and Reports on Form 8-K........................... 14

                       CYPRESS FINANCIAL SERVICES, INC.
                       --------------------------------
                               AND SUBSIDIARIES
                               ----------------

               CONDENSED (UNAUDITED) CONSOLIDATED BALANCE SHEET
               ------------------------------------------------

                                 JUNE 30, 1999
                                 -------------

                                    ASSETS
                                    ------

    Cash                                                        $  645,972
    Restricted cash                                                439,018
    Accounts receivable, net                                       301,447
    Portfolio receivables, net                                   1,071,752
    Property, net                                                3,170,908
    Notes receivable from officers                                 150,000
    Prepaid expenses and other                                     143,545
                                                                ----------
              Total assets                                      $5,922,642
                                                                ==========


                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

    Accounts payable                                            $    75,033
    Trust payables                                                  439,018
    Accrued liabilities                                             177,551
    Notes payable                                                 1,828,424
    Capital lease obligations                                       378,340
    Deferred income taxes                                            20,089
                                                                -----------
              Total liabilities                                   2,918,455
                                                                -----------
    COMMITMENTS AND CONTINGENCIES

    SHAREHOLDERS' EQUITY:
      Series A convertible, redeemable preferred stock,
        $0.001 par value, stated at $2.00 liquidation
        preference per share, 5,000,000 shares authorized;
        345,000 shares issued and outstanding                       690,000
      Common stock, $0.001 par value; 30,000,000 shares
        authorized; 6,527,571 shares issued and outstanding           6,527
      Paid-in capital                                             3,522,403
      Accumulated deficit                                        (1,212,476)
                                                                -----------
                                                                  3,006,454
      Less common stock in treasury at cost, 659 shares               2,267
                                                                -----------
              Total shareholders' equity                          3,004,187
                                                                -----------
                                                                $ 5,922,642
                                                                ===========

 The accompanying notes are an integral part of these condensed balance sheet.

                       CYPRESS FINANCIAL SERVICES, INC.
                       --------------------------------
                               AND SUBSIDIARIES
                               ----------------

          CONDENSED (UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS
          -----------------------------------------------------------

            FOR THE NINE MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
            -------------------------------------------------------

                                                                1999          1998
                                                            ------------   -----------
REVENUES:                                                   $ 3,991,309    $3,827,772

OPERATING EXPENSES:
    Salaries, wages and related benefits                      3,323,505     2,576,990
    Selling, general and administrative                       1,378,525     1,035,773
    Loan losses                                                 406,886             -
    Depreciation                                                141,672       128,570
                                                            -----------    ----------
                                                              5,250,588     3,741,333
                                                            -----------    ----------
INCOME (LOSS) FROM OPERATIONS                                (1,259,279)       86,439
                                                            -----------    ----------
OTHER INCOME (EXPENSE):
    Interest expense, net                                       (79,604)     (220,292)
    Rental operations, net                                       67,707        71,792
    Other income                                                      -         1,825
                                                            -----------    ----------
                                                                (11,897)     (146,675)
                                                            -----------    ----------
LOSS BEFORE BENEFIT FOR INCOME TAXES                         (1,271,176)      (60,236)

BENEFIT FOR INCOME TAXES                                       (435,875)            -
                                                            -----------    ----------
NET LOSS                                                    $  (835,301)   $  (60,236)
                                                            ===========    ==========

Earnings per share:
    Basic                                                   $     (0.13)   $    (0.01)
    Diluted                                                 $     (0.13)   $    (0.01)

Number of shares used in computing earnings per share:
    Basic                                                     6,527,331     4,527,571
    Diluted                                                   6,527,331     4,527,571

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CYPRESS FINANCIAL SERVICES, INC.
                       --------------------------------
                               AND SUBSIDIARIES
                               ----------------

          CONDENSED (UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS
          -----------------------------------------------------------

           FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
           --------------------------------------------------------



                                                               1999          1998
                                                            -----------   -----------
REVENUES:                                                   $1,544,178    $1,286,873

OPERATING EXPENSES:
    Salaries, wages and related benefits                     1,270,094       880,399
    Selling, general and administrative                        488,149       345,982
    Loan losses                                                145,239             -
    Depreciation                                                54,629        44,491
                                                            ----------    ----------
                                                             1,958,111     1,270,872
                                                            ----------    ----------
INCOME (LOSS) FROM OPERATIONS                                 (413,933)       16,001
                                                            ----------    ----------
OTHER INCOME (EXPENSE):
    Interest expense, net                                      (38,513)      (82,659)
    Rental operations, net                                      25,606        11,778
    Other income                                                     -         1,825
                                                            ----------    ----------
                                                               (12,907)      (69,056)
                                                            ----------    ----------
LOSS BEFORE BENEFIT FOR INCOME TAXES                          (426,840)      (53,055)

BENEFIT FOR INCOME TAXES                                      (149,394)            -
                                                            ----------    ----------
NET LOSS                                                    $ (277,446)   $  (53,055)
                                                            ==========    ==========

Earnings per share:
    Basic                                                   $    (0.04)   $    (0.01)
    Diluted                                                 $    (0.04)   $    (0.01)

Number of shares used in computing earnings per share:
    Basic                                                    6,526,978     4,527,571
    Diluted                                                  6,526,978     4,527,571

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CYPRESS FINANCIAL SERVICES, INC.
                       --------------------------------
                               AND SUBSIDIARIES
                               ----------------

          CONDENSED (UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS
          -----------------------------------------------------------

            FOR THE NINE MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
            -------------------------------------------------------

                                                                                 1999          1998
                                                                             ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $  (835,301)   $ (60,236)
    Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                            154,023      129,050
        Decrease in deferred income taxes                                       (444,911)           -
        Changes in operating assets and liabilities:
            (Increase) decrease in restricted cash                               (20,850)    (100,434)
            (Increase) decrease in accounts receivable, net                       92,339     (114,814)
            (Increase) decrease in portfolio receivables                        (306,719)     (78,590)
            (Increase) decrease in prepaid expenses and other                    (22,566)      34,001
            Increase (decrease) in accounts payable                               20,703          921
            Increase (decrease) in trust payables                                 20,850      100,434
            Increase (decrease) in accrued liabilities                            15,048      112,023
                                                                             -----------    ---------
                Net cash provided by (used in) operating activities           (1,327,384)      22,355
                                                                             -----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property                                                        (330,990)     (38,924)
   Proceeds from sale of property                                                 26,483            -
                                                                             -----------    ---------
                Net cash used in investing activities                           (304,507)     (38,924)
                                                                             -----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchases of treasury stock                                                   (2,267)           -
    Payments received on loans to officers                                         2,013            -
    Net borrowings on line of credit                                                   -      313,000
    Principal payments on notes payable                                          (15,319)     (25,850)
    Principal payments on capital lease obligations                              (36,315)    (180,698)
                                                                             -----------    ---------
                Net cash provided by (used in) financing activities              (51,888)     106,452
                                                                             -----------    ---------
NET INCREASE (DECREASE) IN CASH                                               (1,683,779)      89,883

CASH, at beginning of period                                                   2,329,751      271,455
                                                                             -----------    ---------
CASH, at end of period                                                       $   645,972    $ 361,338
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

                                 JUNE 30, 1999
                                 -------------



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

     d.  Portfolio Receivables
         ---------------------

     Portfolio receivables (Receivables) represent liquidating portfolios of delinquent accounts which have been purchased by the Company for collection and are stated at the lower of cost or net realizable value. Cost is reduced by cash collections on an account by account basis until such time that collections equal cost. Net realizable value represents management's estimate of the remaining net proceeds to be realized from a given portfolio, based on an account by account evaluation of the remaining uncollected delinquent receivables and on the historical collection experience of the specific portfolio and similar portfolios. Revenues from collections on purchased portfolios of receivables are recognized on an account by account basis after the cost of each account has been recovered. Gains and losses are recorded as appropriate when Receivables are sold. The Company considers a transfer of Receivables where the Company surrenders control over the Receivables a sale to the extent that consideration other than beneficial interests in the transferred Receivables is received in exchange for the Receivables.

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

     f.  Trust Accounts and Restricted Cash
         ----------------------------------

     The Company maintains trust accounts for the benefit of its customers. Related funds are deposited in trust bank accounts and reflected as a trust liability until such amounts held in trust are remitted to customers. The trust accounts cash balances of $439,018 are reflected as restricted cash and trust payables in the accompanying condensed consolidated balance sheet.

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

3.   Portfolio Receivables
     ---------------------

The cost basis of portfolio receivables (Receivables) activity consists of the following as of June 30, 1999, and for the nine months then ended:

     Portfolio receivables at September 30, 1998                $  765,033
      Purchases of portfolio receivables                         1,100,885
      Increase in allowance for loan losses                       (406,886)
      Collections applied to cost basis                            (92,368)
      Sales of portfolio receivables applied to cost basis        (294,912)
                                                                ----------
     Portfolio receivables at June 30, 1999                     $1,071,752
                                                                ==========

For the nine months ended June 30, 1999 and 1998, the Company had gross collections from the Receivables of $794,870 and $1,308,729, respectively. After applying $92,368 and $290,839 to the cost basis for the nine months ended June 30, 1999 and 1998, respectively, $702,502 and $1,017,890 was recognized as portfolio receivables revenue in the accompanying condensed consolidated statements of operations.

For the nine months ended June 30, 1999 and 1998, the Company had proceeds from sales of the Receivables of $472,000 and $284,550, respectively. After applying $294,912 and $32,969 to the cost basis for the nine months ended June 30, 1999 and 1998, respectively, $177,088 and $251,581 was recognized as portfolio receivables revenue in the accompanying condensed consolidated statements of operations.

On August 14, 1998 the Company sold Receivables with a book value of $224,634 to a wholly-owned subsidiary for $2,750,000, which issued interest-bearing asset-backed securities to Pacific Life Insurance Company for the same amount. As permitted by SFAS No. 125, the Company considers the transfer of Receivables where the Company surrenders control over the Receivables a sale and does not include the wholly-owned subsidiary in its consolidated financial statements. For the nine months ended June 30, 1999, the Company had gross collections from these Receivables of $1,151,477, of which $256,085 was recognized as service fee revenue in the accompanying condensed consolidated statements of operations.

Due to the nature of these Receivables, there is no assurance that historical collection results will reflect the future collectibility of the face value of the Receivables.

4.  Property
    --------

Property consists of the following:


            Land                                  $  866,575
            Building                               1,540,577
            Equipment and furnishings              2,362,035
                                                  ----------
                                                   4,769,187
              Less--Accumulated depreciation       1,598,279
                                                  ----------
                                                  $3,170,908
                                                  ==========

5.  Notes Payable
    -------------

Notes payable consists of a mortgage note payable to a bank, collateralized by land and a building, due in monthly payments of $14,089, including interest at 8 percent per annum, through December 2000, at which time the entire principal balance is due and payable.

6.  Income Taxes
    ------------

Income tax expense for the periods presented are based on the estimated affective tax rate to be incurred for the year. Because certain items of income and expense are not recognized in the same year in the financial statements of the Company as in its Federal and California tax returns, deferred assets and liabilities are created. As of June 30, 1999, the accompanying condensed consolidated balance sheet reflects net deferred tax liabilities of $20,089.

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

Pursuant to an odd-lot tender offer dated January 30, 1999 whereby the Company offered to purchase all outstanding shares of common stock held in odd-lots of 1-99 shares at $3.00 per share and a minimum tender offer of $5.00 to each tendering shareholder, the Company purchased 659 shares of common stock through June 30, 1999 at an aggregate cost of $2,267.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company provides accounts receivable management services to various health care providers, banks, financial institutions, and retail firms. These services include, among other things, billing, delinquent debt recovery, management of litigation and bankruptcy claims, and workers' compensation lien claim resolution. In the early nineties, financial institutions, primarily credit card issuers, began changing their approach regarding the management of charged off consumer receivables. These financial institutions started to sell portions of their charged off portfolios to certain delinquent debt recovery firms and investment groups in lieu of third party placements. Accordingly, in February 1994, the Company began to purchase portfolios of consumer receivables for its own account, and has continued to do so into 1999.

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

Results of Operations

Nine months ended June 30, 1999 versus nine months ended June 30, 1998

The following table summarizes the gross collection and revenue activities for the nine months ended June 30, 1999 and 1998.

                                                                                          % A Positive
                                                 1999         %        1998         %      (Negative)
                                              ------------   ---    ------------   ---    -------------
   Gross collections                          $12,426,114    100%   $ 9,731,390    100%           27.7%
   Less: Remittances to holders of
        portfolio backed securities              (897,907)    -7%        -           0%            N/A
   Less: Clients' share of collections         (7,646,852)   -62%    (6,120,801)   -63%          -24.9%
                                              -----------           -----------                  -----
   Net fees                                     3,881,355     31%     3,610,589     37%            7.5%

   Less: Fees applied to cost basis
        of portfolio receivables                  (92,368)    -1%      (290,839)    -3%           68.2%
                                              -----------           -----------                  -----
   Fee revenue (core operations)              $ 3,788,987     30%   $ 3,319,750     34%           14.1%

   Gain on sale of portfolio receivables          177,088               251,581                  -29.6%
   Fee revenue (non-core operations)               25,234               256,441                  -90.2%
                                              -----------           -----------                  -----
   Total revenue                              $ 3,991,309           $ 3,827,772                    4.3%
                                              ===========           ===========                  =====

Gross collections increased by $2,694,724, or 27.7%, from $9,731,390 for the nine months ended June 30, 1998 to $12,426,114 for the nine months ended June 30, 1999. This increase is directly attributable to the Company's ongoing strategic growth plan, which was initiated in the first quarter of 1999. The Company is actively pursuing additional business in all three of its business segments; health care, banking and retail.

Net fees recognized from gross collections increased by $270,766, or 7.5%, from $3,610,589 for the nine months ended June 30, 1998 to $3,881,355 for the nine months ended June 30, 1999. Net fees recognized from gross collections is calculated by reducing gross collections by remittances to clients' for their share of collections and by remittances to holders of portfolio backed securities. As a percentage of gross collections, remittances to clients' for their share of collections remained flat at approximately 63%. However, remittances to holders of portfolio backed securities increased by $897,907 from $0 for the nine months ended June 30, 1998 to $897,907 for the nine months ended June 30, 1999. This increase is the result of the Company completing a sale of certain portfolio receivables totaling $149.5 million through the private securitization in August 1998.

Fee revenue from core operations increased by $469,237, or 14.1%, from $3,319,750 for the nine months ended June 30, 1998 to $3,788,987 for the nine months ended June 30, 1999. Fee revenue is calculated by reducing net fees recognized from gross collections by fees applied to cost basis of portfolio receivables. These applied fees decreased by 68.2% primarily due to the sale of substantially all of the Company's portfolio receivables in the securitization discussed above. As of June 30, 1999, the Company's direct purchases of portfolio receivables had a remaining face value of $36.1 million as compared to a remaining face value of $156.4 million as of June 30, 1998. During the nine months ended June 30, 1999, the Company purchased and retained approximately $25 million of such obligations for its own account.

The balance of total revenue consists of gain on sale of portfolio receivables and fee revenue from non-core operations. Gain on sale of portfolio receivables decreased by $74,493, or 29.6%, from $251,581 for the nine months ended June 30, 1998 to $177,088 for the nine months ended June 30, 1999. Fee revenue from non-core operations decreased by $231,207, or 90.2%, from $256,441 for the nine months ended June 30, 1998 to $25,234 for the nine months ended June 30, 1999. This decrease can be attributed to a decision made by the Company to discontinue efforts regarding certain non-core operating units (principally Revenue Practice Enhancements). These units were determined to be non-essential to the Company's overall strategic growth plan, which was initiated in the first quarter of 1999.

Operating expenses increased by $1,509,255, or 40.3%, from $3,741,333 for the nine months ended June 30, 1998 to $5,250,588 for the nine months ended June 30, 1999. The significant components of this increase can be attributed to the Company's ongoing strategic growth plan and are discussed below.

Salaries, wages and related benefits increased by $746,515, or 29.0%, from $2,576,990 for the nine months ended June 30, 1998 to $3,323,505 for the nine months ended June 30, 1999. Due to growth in the Company's billing and collecting staff, operating salaries paid increased by $580,941 from $1,591,160 for the nine months ended June 30, 1998 to $2,172,101 for the nine months ended June 30, 1999. This growth in billers and collectors is directly attributable to the growth of $2,694,724 in gross collections noted above. The remaining increase of $165,574 resulted from increased benefit expenses associated with these additional billers and collectors as well as specific additions to the Company's management team.

Selling, general and administrative expenses increased to $1,378,525 for the nine months ended June 30, 1999 from $1,035,773 for the nine months ended June 30, 1998. This 33.1% increase is principally attributable to certain non-recurring, non-operating expenses associated with the execution of the Company's strategic growth plan, which include, among other things, fees paid for due diligence work related to acquisition activities, attorney fees, and fees paid to third party financial advisors. Although these costs are not capitalizable, management believes significant future value will be obtained from these expenditures.

The Company ratably allocates the cost of purchased loans receivable portfolios on an account by account basis. Collections received from any one account are applied first to the basis of the respective account before revenue is recognized. Integral to the Company's collection operations is the timely identification of accounts that are deemed uncollectible. The uncollectibility of an account is primarily based on the current status of the account (i.e. bankrupt, deceased, etc.) and the historical experience of the specific portfolio as well as similar portfolios. The Company records an allowance for loan losses reflecting the accumulated costs allocated to those accounts deemed uncollectible to properly reflect management's estimate of the remaining net proceeds to be realized from a given portfolio. Due to the nature of these receivables at purchase date, it is not uncommon for the Company to immediately identify certain accounts to be uncollectible at the time of acquisition. Accordingly, for the nine months ended June 30, 1999, the Company increased its allowance for loan losses on acquired portfolios by $406,886.

Depreciation expense increased 10.2% over the same period last year principally due to certain technology upgrades as well as furniture purchases made by the Company in the fourth quarter of 1998.

Interest expense decreased to $79,604 for the nine months ended June 30, 1999 from $220,292 for the nine months ended June 30, 1998. This 63.9% decrease resulted from retiring the Company's credit facility and equipment loans in the fourth quarter of 1998 using proceeds of a $3,000,000 private placement as well as a $2,750,000 securitization (see discussion below).

Net income from rental operations decreased by $4,085, or 5.7%, from $71,792 for the nine months ended June 30, 1998 to $67,707 for the nine months ended June 30, 1999. This decrease is directly attributable to the growth of the Company into areas of its building which were leased to unrelated third parties in prior years.

Liquidity and Capital Resources

The Company is funded primarily through cash flows from operations. Historically, the Company has used its credit facility to acquire portfolio receivables. However, in July 1998, the Company sold 2,000,000 shares of its common stock to Pacific Life Insurance Company for $3,000,000, representing 28% of the outstanding common stock of the Company on a fully diluted basis. Additionally, in August 1998, the Company completed its first securitization of portfolio receivables which generated net cash flows to the Company of $2,552,000. The combined $5,552,000 was used to retire the Company's credit facility and existing equipment loans leaving the balance available for expansion as well as ongoing purchases of portfolio receivables.

The Company currently has outstanding long-term debt with financial institutions of $2,206,764 which is secured by a mortgage and certain equipment. The Company's mortgage note has a remaining balance of $1,828,424, carries an interest rate of 8% per annum and is due in December 2000. Management is currently evaluating the feasibility of refinancing the mortgage note payable. The Company also finances certain equipment and furnishings that have a remaining balance of $378,340 at June 30, 1999. Management expects to continue to service its outstanding long-term debt through its cash flows from operations.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," In June 1999, the effective date of SFAS No. 133 was extended for one year; consequently, the statement will now be effective for all fiscal quarters of fiscal years beginning after June 15, 2000, with earlier application encouraged. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company believes that adoption of this standard will not have a material impact on the Company.

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



                                    CYPRESS FINANCIAL SERVICES, INC.


Date:   August 13, 1999             By:  /s/ Manuel Occiano
                                        -------------------------------------
                                        Manuel Occiano
                                        Director and Chief Executive Officer


Date:   August 13, 1999             By:  /s/ John C. Hindman
                                        -------------------------------------
                                        John C. Hindman
                                        Chief Financial Officer and Treasurer
                                        (Principal Accounting Officer)