Form 10KSB40
period 1999-09-30
CYPRESS FINANCIAL SERVICES INC
filed 2000-01-13
CIK 811510

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

  For the fiscal year ended September 30, 1999 Commission File Number: 0-17192

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

State issuer's revenues for its most recent fiscal year:  $5,241,199.

State the aggregate market value of the voting stock held by nonaffiliates of the registrant: $2,958,249.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,526,911 shares of Common Stock issued and outstanding as of November 30, 1999.

Transitional Small Business Disclosure Format (Check one):     Yes [_]  No [X]

================================================================================

ITEM 1   DESCRIPTION OF BUSINESS

General

Cypress Financial Services, Inc. provides accounts receivable management services to various health care providers, banks, financial institutions, and retail firms. These services include, among other things, billing, delinquent debt recovery, management of litigation and bankruptcy claims, and workers' compensation lien claim resolution. Having been in the business since 1977, the Company augments its 22 years of experience and vast knowledge base in receivable management with the innovative use of advanced telecommunications and operating systems technology to provide its clients with responsive and thorough service. The most critical element for optimum client service, however, still remains with the Company's human resources. Accordingly, the Company has established experience-based selection criteria to guide its recruiting program. The Company complements its recruiting process with a training program carefully designed to equip its people with the essential knowledge and attitude to perform as professional receivable management specialists.

The Company focuses its services on the three segments of the accounts receivable management industry that it believes it knows best and deems most significant - healthcare, banking and retail. The services are rendered through wholly owned subsidiaries as identified and discussed below.

Services to Healthcare Providers

The Company began providing accounts receivable management services to the healthcare industry in 1977 when Medical Control Services, Inc. (MCSI) was founded. The Company's healthcare division (i.e. MCSI and its subsidiaries) has service contracts with over 1,000 clients that include hospitals, medical groups, doctors, laboratories, radiology centers, emergency rooms, and home health organizations. This division has serviced over $450 million in receivable placements since inception and received approximately $51 million in new placements during fiscal year 1999. The following briefly describes the core services performed for healthcare providers:

     Pre-Collect Services

     The Company acts as an extension of its clients' accounts receivable department by utilizing its staff of trained specialists and its advanced data processing support systems to replace or supplement the traditional accounts receivable department. By using its employees, computers and predictive dialing technology, the Company is able to more timely and effectively reach the customers and receive payments than the traditional method of pre-collection demand letters. The pre-collection services offered by the Company are aimed at lowering the cost of collection for its clients and increasing recovery rates of receivables by minimizing the probability of such receivables to become delinquent. The Company acts as the accounts receivable department allowing the client's personnel to focus on revenue producing activities of their business. In fiscal year 1999, the Company received pre-collect placements of approximately $1.3 million.

     Billing Services

     The Company currently performs bill submission and follow-up services for its healthcare clients. This service is integrated into the debt recovery service that it currently provides to health care providers. The Company intends to expand this service to include, among other services, actual bill creation and coding services as the Company aims to provide a full service receivable management menu to its healthcare provider clients. In fiscal year 1999, the Company received billing placements of approximately $6.7 million.

     Delinquent Debt Recovery

     Managing and collecting delinquent receivable accounts currently comprises a significant portion of the Company's receivable management service to health care providers. The Company relies on its more than two decades of experience in providing effective receivables management to its health care provider clients. Its skilled and experienced staff facilitates the transfer of debtor account information with little or no disturbance to the medical business office. Once the data is in-house, the Company applies its technology to access state and national files containing debtor information and their assets. On an as needed basis, the Company's specialty recovery department provides instant legal advice to recovery specialists to facilitate any immediate action that may be necessary to increase the probability of recovery of the clients' receivables. In fiscal year 1999, MCSI received placements of approximately $31 million of delinquent receivable accounts.

     Insurance Claims Management

     Lien Solutions, Inc. (LSI) began providing Workers' Compensation case resolution services in 1985. LSI developed a system to resolve contested Workers' Compensation claims and provide better solutions for the day to day problems in the medical business office. Workers' Compensation claims are more complex than other debt assigned to the Company. This type of receivables claim is unique because the Workers' Compensation Appeals Board
     (WCAB) has exclusive jurisdictions over all claims. The State legislature mandates the WCAB and periodically enacts legislation controlling lien claims, making it cumbersome for most healthcare business office personnel to keep up with regulatory changes impacting certain claims. LSI has established a unique lien service menu that allows for a complete follow through on all claims assigned for resolution. In addition, LSI extends its specialized service to third party payer disputes, such as personal injury liens, Medicare, HMO denials and lien subrogation. LSI received placements of approximately $12 million during fiscal year 1999.

Services to Banking and Financial Institutions

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

The Company's primary intent is to pursue longer-term fee-for-service contracts with banks and financial institutions. However, in February 1994 the Company realized that it had to adapt to the changes that had been occurring in this industry segment in order for the Company to remain competitive and began purchasing charged off credit card debt for its own account. The traditional means of obtaining business volume through building relationships and optimum client service was giving way to the "commoditization" of charged off credit card receivables. Ownership of the accounts allows the Company to provide the consumers/debtors additional options in settling their respective debt. As such, the recovery processes and techniques used to settle purchased accounts can differ from accounts worked on a fee for service basis. During fiscal year 1999, the Company purchased and retained approximately $25 million of such obligations for its own account.

Services to Retail Segment

MRSI has been providing accounts receivable management services to the retail segment for over 20 years. The Company has developed a particular expertise in the handling of accounts financed by automotive finance companies, which account for a large portion of the Company's client base in this segment. In addition, the Company receives accounts from a national furniture outlet chain, a major Southern California utility service, a large financier of home appliances, and many other independent operators. The Company has recently diversified its operation to include the collection of commercial (business to business) accounts, which could open an entirely new market to the Company. In fiscal year 1999, MRSI received placements of approximately $141 million of delinquent receivable accounts.

Support Services

The Company realizes that to provide effective and thorough receivable management services to its client, it needs to establish other services and systems to support its core operations.

     Litigation Management

     The Company has in place a specialty recovery department with a full time attorney to manage all aspects of litigation and bankruptcy related activities. The attorney and support staff all have more than ten years of full time employment with the Company. Litigation management includes filing legal actions on collection accounts, enforcement of judgments entered on the Company's collection accounts as well as client assigned judgments, and the perfecting of Chapter 13 bankruptcy proofs of claim nationwide.

     All collection accounts with a verified asset and significant balances are submitted to the legal department for evaluation. The legal department processes those accounts within the state of California. Those accounts outside the state of California are forwarded to a nationwide network or to select attorney firms that have a working relationship with the legal department.

     The Company's first twenty years in the collection industry were enhanced by its in-house legal staff. It has accumulated California judgments with a dollar value in excess of $35 million, which is continually replenished. All California judgments accrue interest at the rate of 10% per annum. The specialty recovery department employs experienced and knowledgeable skip tracers and asset locators to tap this revenue source. Most of the judgments are secured by California real property, a substantial portion of which are bankruptcy proof. The specialty recovery department is able to renew these older judgments every ten years through a very low cost legal procedure.

     The specialty recovery department aggressively pursues collection of Chapter 13 bankruptcy accounts by timely filing the respective proof of claim and monitoring these accounts for compliance with the repayment plan. This revenue source is low cost yet provides a wealth of information about the consumers if they fail to complete the plan.

     Litigation management services are available to all of the Company's clients.

     Management Information Systems

     The Company recognizes the value of combining human resources with the latest computer and telecommunications technology to manage its receivables effectively. Accordingly, the Company maintains sophisticated data processing support and management information systems that are most friendly to use by its work force of recovery specialists.

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

     Locating customers who move without notice has always been one of the most important activities in debt recovery. To address this problem the Company's recovery specialists have on-line access to large databases of consumer information. These databases are constantly updated and contain the latest customer demographic information, which could include, but are not limited to, telephone numbers, property ownership records, fictitious business name records, UCC listings, and other pertinent information that facilitate locating customers. To complement these sources, the Company utilizes the services of national credit reporting companies and other national consumer information databases to add to its internal skip-tracing tools.

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

     In the service business, one of the key differentiating factors is knowledge. The Company's long experience in the receivable management business has allowed the Company to accumulate a knowledge base that allowed it to perform and, therefore, retain long-standing relationships with its existing client base. Increasing client demand in a competitive environment, however, requires the Company to continue to expand its knowledge base in receivable management. The Company believes that a distinctive organizational knowledge can only be acquired through the proper management of the data it continuously gathers from its daily consumer interaction. This data based knowledge will continue to drive the continuous improvement in the Company's recovery strategies and consumer management for its clients' benefit and its own.

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

     Recruiting and Training

     Notwithstanding the factors discussed above, the most critical factor that impacts the Company's ability to execute its operating mission is its ability to manage the three R's of human resources -Recruit, Retool, Retain.

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

     The Company's retooling (training) process is comprised of two programs. The Basic Training Course is a twelve-week training process. It starts with a three-week classroom course that focuses on teaching the five basic skill sets required to become an effective recovery specialist. Graduates of this course are accepted to the training division, the purpose of which is to allow the trainees to work on live accounts and fine tune the skills taught during the preceding three-week course under the close supervision of training supervisors. This nine-week process allows both the trainees and the Company to determine the real aptitude of trainees to become recovery specialists.

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

Employees

As of September 30, 1999, the Company had 103 full time employees and 17 part-time employees, of whom 38 are MCSI collectors, 10 are LSI collectors, 3 are billers, 17 are MRSI collectors, 10 are legal personnel, 10 are collections managers/supervisors, 12 are operations support personnel, 3 are training personnel, 6 are management personnel, 2 are sales and marketing personnel, 5 are finance/human resource personnel, 2 are computer technicians, and 2 are building maintenance personnel. The Company believes that its relations with its employees are good. The Company is a not a party to any collective bargaining agreement.

See "Recent Events - Restructuring Program" in Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion regarding the Company's employees.


ITEM 2   DESCRIPTION OF PROPERTY

The Company owns its office building and property located at 5400 Orange Avenue, Cypress, California, where it conducts its operations. The office building, which was purchased in 1993, contains approximately 50,000 square feet of office space. Currently, the Company occupies approximately 37,000 square feet for its operations, and makes the remainder of the building available for lease to third party tenants. Although the Company may establish remote offices to better serve its clients, the Company believes that its current facility is suitable and adequate for its current and anticipated operations.


ITEM 3   LEGAL PROCEEDINGS

In December 1998, Federal Asset Factoring Corporation (Federal) filed a claim against the Company for negligent misrepresentation. The Company sold certain portfolio receivables (Receivables) to Track, Inc. (Track), which Track then sold to Federal. Federal alleges that it was unable to obtain media on the Receivables which resulted in lower than anticipated returns for Federal's investors. Federal sued Track and obtained a judgment, but was unable to collect on the judgment. Consequently, Federal sued the Company on the basis that Track was acting as a broker for the Company when the Receivables were sold to Federal. The Company believes the allegations are without merit and intends to vigorously pursue its defense. The lawsuit is set for trial in February 2000.

In March 1999, DDT Medical Credit (DDT) filed a claim against the Company for breach of contract. DDT contends it purchased certain Receivables from Towne Medical Center (Towne) in May 1998 and simultaneously entered into an agreement with the Company to bill and collect these Receivables. Although the Company had been performing such services for Towne prior to May 1998, the agreement between Towne and the Company was mutually terminated on May 15, 1998 and no agreement was reached between DDT and the Company to continue such services. The Company believes the allegations are without merit and intends to vigorously pursue its defense. A trial has been set for February 2000.


In addition to the litigation matters discussed above, the Company is involved, from time to time, in litigation that is incidental to its collection business. The Company regularly initiates legal proceedings as a plaintiff in connection with its routine collection activities. In management's opinion, none of these legal matters will have a material adverse effect on the Company's financial position or the results of its operations.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1999.


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

                                             1999           1998
                                          -----------   -----------
                                          High    Low   High    Low
                                          ----   ----   ----   ----

            4th Quarter ending 9/30       1.75   1.00   2.00   0.94
            3rd Quarter ending 6/30       1.88   1.06   2.59   0.94
            2nd Quarter ending 3/31       1.88   1.31   1.63   1.00
            1st Quarter ending 12/31      1.94   1.38   2.50   1.13

As of September 30, 1999 there were 1,817 holders of record of the Company's Common Stock.

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

Results of Operations

The following table summarizes the gross collection and revenue activities for the years ended September 30, 1999 and 1998.

                                                                                              % Positive
                                                  1999         %       1998          %        (Negative)
                                              ------------    ---    -----------    ---    -------------
   Gross collections                          $ 16,494,808    100%   $13,000,820    100%         26.9%
   Less: Remittances to holders of
        portfolio backed securities             (1,117,523)    -7%      (194,717)    -1%       -473.9%
   Less: Clients' share of collections         (10,208,205)   -62%    (8,195,761)   -63%        -24.6%
                                              ------------    ---    -----------    ---        ------
   Net fees                                      5,169,079     31%     4,610,342     35%         12.1%

   Less: Fees applied to cost basis
        of portfolio receivables                  (124,306)    -1%      (276,874)    -2%         55.1%
                                              ------------    ---    -----------    ---        ------
   Fee revenue (core operations)              $  5,044,773     31%   $ 4,333,468     33%         16.4%

   Gain on sale of portfolio receivables           171,192             2,537,805                -93.3%
   Fee revenue (non-core operations)                25,234               276,743                -90.9%
                                              ------------           -----------               ------
   Total revenue                              $  5,241,199           $ 7,148,016                -26.7%
                                              ============           ===========               ======

Gross collections increased by $3,493,988, or 26.9%, from $13,000,820 for the year ended September 30, 1998 to $16,494,808 for the year ended September 30, 1999. This increase is directly attributable to the Company's ongoing strategic growth plan, which was initiated in the first quarter of 1999. The Company is actively pursuing additional business in all three of its business segments; health care, banking and retail.

Net fees recognized from gross collections increased by $558,737, or 12.1%, from $4,610,342 for the year ended September 30, 1998 to $5,044,773 for the year ended September 30, 1999. Net fees recognized from gross collections is calculated by reducing gross collections by remittances to clients' for their share of collections and by remittances to holders of portfolio backed securities. As a percentage of gross collections, remittances to clients' for their share of collections remained flat at approximately 63%. However, remittances to holders of portfolio backed securities increased by $922,807 from $194,717 for the year ended September 30, 1998 to $1,117,523 for the year ended September 30, 1999. This increase is the result of the Company completing a sale of certain portfolio receivables totaling $149.5 million through a private securitization in August 1998. As a result of the securitization, the Company now collects the accounts for the benefit of the security holders and receives a 20% servicing fee. Prior to the securitization, the Company owned the receivables and collected them for its own account.

Fee revenue from core operations increased by $711,305, or 16.4%, from $4,333,468 for the year ended September 30, 1998 to $5,044,773 for the year ended September 30, 1999. Fee revenue is calculated by reducing net fees recognized from gross collections by fees applied to cost basis of portfolio receivables. These applied fees decreased by 55.1% primarily due to the sale of substantially all of the Company's portfolio receivables in the securitization discussed above. As of September 30, 1999, the Company's direct purchases of portfolio receivables had a remaining face value of $36 million as compared to a remaining face value of $16.8 million as of September 30, 1998. During the year ended September 30, 1999, the Company purchased and retained approximately $25 million of such obligations for its own account.

The balance of total revenue consists of gain on sale of portfolio receivables and fee revenue from non-core operations. Gain on sale of portfolio receivables decreased by $2,366,613, or 93.3%, from $2,537,805 for the year ended September 30, 1998 to $171,192 for the year ended September 30, 1999. However, excluding the $2,363,148 gain on sale of portfolio receivables that was realized in 1998 from the securitization discussed above, gain on sale of portfolio receivables decreased by less than 2%. Fee revenue from non-core operations decreased by $251,509, or 90.9%, from $276,743 for the year ended September 30, 1998 to $25,234 for the year ended September 30, 1999. This decrease can be attributed to a decision made by the Company to discontinue efforts regarding certain non-core operating units (principally Revenue Practice Enhancements). These units were determined to be unprofitable and therefore non-essential to the Company's overall strategic growth plan, which was initiated in the first quarter of 1999.

Operating expenses increased by $1,652,111, or 30.0%, from $5,509,515 for the year ended September 30, 1998 to $7,161,626 for the year ended September 30, 1999. The significant components of this increase are discussed below.

Salaries, wages and related benefits increased by $991,661, or 29.4%, from $3,379,049 for the year ended September 30, 1998 to $4,370,710 for the year ended September 30, 1999. Due to growth in the Company's billing and collecting staff, operating salaries paid increased by $901,176 from $2,095,028 for the year ended September 30, 1998 to $2,996,204 for the year ended September 30, 1999. This growth in billers and collectors is directly attributable to the growth of $3,493,988 in gross collections noted above. The remaining increase of $90,485 resulted from increased benefit expenses associated with these additional billers and collectors as well as specific additions to the Company's management team.

In the first quarter of fiscal 1999, the Company adopted an acquisition strategy designed to expand its knowledge base and servicing capacity through selective acquisitions of established accounts receivable management organizations as well as continued internal expansion of its existing core businesses. Throughout fiscal 1999, the Company dedicated significant attention as well as resources to the identification of acceptable acquisition targets. Although several targets were identified, and many were thoroughly due diligenced, the Company has been unable to consummate a transaction. Additionally, throughout the year, the Company maintained an infrastructure designed to immediately accommodate the growth associated with an acquisition strategy. As discussed below, most of the fiscal 1999 operating expense increases can be attributed to the execution of this strategic plan. Please refer to "Recent Events" within the "Liquidity and Capital Resources" section below for further discussion regarding the Company's restructuring and cost-reduction program designated to restore the Company to profitability at current operating levels in the near term.

Selling, general and administrative expenses increased by 3.9% to $2,044,205 for the year ended September 30, 1999 from $1,967,584 for the year ended September 30, 1998. After isolating the decrease in bad debt charges of $285,901, there was an increase of $362,522. This increase is principally attributable to certain non-recurring, non-operating expenses associated with the execution of the Company's strategic growth plan, which include, among other things, fees paid for due diligence work related to acquisition activities, attorney fees, and fees paid to third party financial advisors. In addition, during Q4 1999, management recorded a $100,000 reserve related to the legal proceedings discussed in Item 3.

The Company ratably allocates the cost of purchased loans receivable portfolios on an account by account basis. Collections received from any one account are applied first to the basis of the respective account before revenue is recognized. Integral to the Company's collection operations is the timely identification of accounts that are deemed uncollectible. The uncollectibility of an account is primarily based on the current status of the account (i.e. bankrupt, deceased, etc.) and the historical experience of the specific portfolio as well as similar portfolios. The Company records an allowance for loan losses reflecting the accumulated costs allocated to those accounts deemed uncollectible to properly reflect management's estimate of the remaining net proceeds to be realized from a given portfolio. Due to the nature of these receivables at purchase date, it is not uncommon for the Company to immediately identify certain accounts to be uncollectible at the time of acquisition. Accordingly, for the year ended September 30, 1999, the Company increased its allowance for loan losses on acquired portfolios by $548,014.

Depreciation expense increased 22.0% over the same period last year principally due to certain technology upgrades as well as furniture purchases made by the Company in the fourth quarter of 1998 as well as the first quarter of 1999.

Interest expense decreased to $117,690 for the year ended September 30, 1999 from $265,072 for the year ended September 30, 1998. This 55.6% decrease resulted from retiring the Company's credit facility and equipment loans in the fourth quarter of 1998 using proceeds of a $3,000,000 private placement as well as a $2,750,000 securitization (see discussion below).

Net income from rental operations decreased by $34,259, or 22.8%, from $123,300 for the year ended September 30, 1998 to $89,041 for the year ended September 30, 1999. This decrease is directly attributable to the growth of the Company into areas of its building which were leased to unrelated third parties in prior years.

Liquidity and Capital Resources

The Company currently has outstanding long-term debt with financial institutions totaling $2,184,393. The Company's mortgage note has a remaining balance of $1,823,510, carries an interest rate of 8% per annum and is due in December 2000. Additionally, the Company leases certain equipment under non-cancelable capital leases which expire at various times through fiscal 2004, which have a remaining balance of $360,883 at September 30, 1999.

The Company is funded primarily through cash flows from operations. Historically, the Company has used its credit facility to acquire portfolio receivables. However, in July 1998, the Company sold 2,000,000 shares of its common stock to Pacific Life Insurance Company for $3,000,000, representing 28% of the outstanding common stock of the Company on a fully diluted basis. Additionally, in August 1998, the Company completed its first securitization of portfolio receivables, which generated net cash flows to the Company of $2,551,684. The combined $5,551,684 was used to retire the Company's credit facility and existing equipment loans leaving the balance available for operations as well as ongoing purchases of portfolio receivables.

Cash at September 30, 1999 decreased by $1,828,194 from September 30, 1998, which was the result of $1,433,010 used in operating activities, $320,920 used in investing activities, and $74,264 used in financing activities. Approximately 84% of this cash decrease occurred in the first half of the year when the Company was actively purchasing portfolio receivables for its own account. During the last six months of fiscal 1999, the Company's cash used in operating activities was $190,036, cash used in investing activities was $61,306, and cash used in financing activities was $43,278.

  Recent Events

     Restructuring Program

     As a result of these cash decreases, management has begun the immediate implementation of the Company's restructuring and cost-reduction program approved by the Board on December 14, 1999. The program is designed to achieve a $1 million reduction in operating costs, increase revenues and restore the Company to profitability at current operating levels in the near term. The program includes significant personnel and general payroll reductions and consolidations of positions throughout the Company at all levels, with over $400,000 of annualized cost savings expected to be realized from consolidation of executive level positions.

     The Company has also begun restructuring its operating units to minimize the amount of office space it occupies within its building, allowing the Company to reduce occupancy costs, increase rental income, and potentially extract in excess of $2.5 million cash out of the building by either refinancing the mortgage note payable or selling the building sometime during fiscal 2000. This estimate is based on a recent independent appraisal of the property. Additionally, the Company is negotiating to sell principally all of its wholly owned portfolio receivables, which have a book value of $905,220 as of September 30, 1999. As these portfolio receivables were purchased with Company cash, all of the proceeds from this sale will be immediately available for operations. Management expects the proceeds from this sale to exceed the September 30, 1999 book value of these assets. Finally, the Company is actively exploring possible financing sources as well as the possibility of issuing additional debt and/or equity to provide additional capital, but has no commitment to do so.

     Due to these cost reduction measures, and assuming revenues are maintained at or above the level of fiscal 1999, management believes that its existing cash balances, combined with anticipated cash flow from operations, will be sufficient to meet its cash requirements through the end of fiscal 2000. In the event that cash flow from operations is less than that anticipated and the Company is unable to obtain cash from any of the above potential sources, in order to preserve cash, the Company would be required to further reduce expenditures as well as its corporate infrastructure, either of which could have a material adverse affect on the Company's future operations.

     Management Changes

     On December 22, 1999, the Board of Directors appointed John Hindman to Chief Executive Officer and elected Mr. Hindman to the Board of Directors. Mr. Hindman will assume management responsibility for the daily operations and report directly to the Board. Mr. Hindman succeeds Manuel Occiano, who has been serving as the Chief Executive Officer since September 1998. Mr. Hindman joined the Company as Chief Financial Officer in September 1998, and also will continue to hold that position.

     Farrest Hayden and Otto Lacayo, the co-founders of the Company, will remain active as Directors, with Mr. Hayden continuing to serve as Chairman of the Board, although they are relinquishing their daily operational responsibilities.

Year 2000

State of Readiness -- Since early 1997, the Company has been addressing the impact of the Year 2000 to its data processing systems. Key financial information and operational systems were addressed and detailed plans were developed to ensure that Year 2000 system modifications were in place by September 1998 for all critical systems. As most of the critical software is purchased from vendors which have already made the necessary Year 2000 changes, the Company has concentrated its efforts on testing its "Year 2000 Compliant" systems.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the effective date of SFAS No. 133 was extended for one year; consequently, the statement will now be effective for all fiscal quarters of fiscal years beginning after June 15, 2000, with earlier application encouraged. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company believes that adoption of this standard will not have a material impact on the Company.


ITEM 7   FINANCIAL STATEMENTS

See "Index to Consolidated Financial Statements" for a listing of the consolidated financial statements filed with this report.


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information required by this item will be contained in the Company's Information Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 1998 and is incorporated herein by reference.

Mr. John Hindman was appointed Chief Executive Officer and elected to the Board of Directors on December 22, 1999, succeeding Mr. Manuel Occiano in those positions. Mr. Hindman will continue to serve as Chief Financial Officer of the Company. Mr. Hindman's biographical information will be included in the Company's Information Statement referenced above.


ITEM 10  Executive Compensation

The information required by this item will be contained in the Company's Information Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 1999 and is incorporated herein by reference.


ITEM 11  Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be contained in the Company's Information Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 1999 and is incorporated herein by reference.


ITEM 12  Certain Relationships and Related Transactions

The information required by this item will be contained in the Company's Information Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 1999 and is incorporated herein by reference.


                                    PART IV

ITEM 13  Exhibits and Reports on Form 8-K

     (a) Exhibits: See "Exhibit Index".

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1998.

     (c) On December 22, Mr. John Hindman was elected to the Board of Directors of the Company.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CYPRESS FINANCIAL SERVICES, INC.


Date:  January 12, 2000                By: /s/ John C. Hindman
                                          ----------------------
                                          John C. Hindman
                                          Director and
                                          Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures                        Title                    Date Signed
----------                        -----                    -----------


/s/ Farrest Hayden       Chairman of the Board           January 12, 2000
----------------------
Farrest Hayden


/s/ John C. Hindman      Director and Chief Executive    January 12, 2000
----------------------   Officer
John C. Hindman


/s/ Otto J. Lacayo       Director                        January 12, 2000
----------------------
Otto J. Lacayo


/s/ John C. Hindman      Chief Financial Officer and     January 12, 2000
----------------------   Principal Accounting Officer
John C. Hindman

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------

                                                                            Page
                                                                         -----------

Report of Independent Public Accountants                                         F-2

Consolidated Balance Sheets as of September 30, 1999 and 1998                    F-3

Consolidated Statements of Operations for the years ended
    September 30, 1999 and 1998                                                  F-4

Consolidated Statements of Shareholders' Equity for the years ended
    September 30, 1999 and 1998                                                  F-5

Consolidated Statements of Cash Flows for the years ended
    September 30, 1999 and 1998                                           F-6 to F-7

Notes to Consolidated Financial Statements                               F-8 to F-20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Shareholders of Cypress Financial Services, Inc.:

We have audited the accompanying consolidated balance sheets of Cypress Financial Services, Inc. (a Nevada Corporation) and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cypress Financial Services, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                    ARTHUR ANDERSEN LLP


Orange County, California
November 10, 1999

                        CYPRESS FINANCIAL SERVICES, INC.
                        --------------------------------
                                AND SUBSIDIARIES
                                ----------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                           SEPTEMBER 30, 1999 and 1998
                           ---------------------------

                                     ASSETS
                                     ------

                                                           1999         1998
                                                        ----------   ----------
Cash                                                    $  501,557   $2,329,751
Restricted cash                                            411,815      418,168
Accounts receivable, net of allowance for doubtful
 accounts of $400,000 and $328,841, respectively           180,877      393,786
Portfolio receivables, net                                 905,220      765,033
Property, net                                            3,127,869    2,743,152
Notes receivable from officers                             150,000      152,012
Prepaid expenses and other                                 149,684      125,394
                                                        ----------   ----------
       Total assets                                     $5,427,022   $6,927,296
                                                        ==========   ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                        $   54,113   $   54,328
Trust payables                                             411,815      418,168
Accrued liabilities                                        330,330      162,503
Notes payable                                            1,823,510    1,843,743
Capital lease obligations                                  360,883      141,798
Deferred income taxes                                            -      465,000
                                                        ----------   ----------
       Total liabilities                                 2,980,651    3,085,540
                                                        ----------   ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Series A convertible, redeemable preferred stock,
    $0.001 par value, stated at $2.00 liquidation
    preference per share, 5,000,000 shares authorized;
    345,000 shares issued and outstanding                  690,000      690,000
  Common stock, $0.001 par value; 30,000,000 shares
    authorized; 6,527,571 shares issued and outstanding      6,527        6,527
  Paid-in capital                                        3,622,403    3,522,403
  Accumulated deficit                                   (1,870,287)    (377,174)
                                                        ----------   ----------
                                                         2,448,643    3,841,756
  Less common stock in treasury at cost, 660 shares          2,272            -
                                                        ----------   ----------
       Total shareholders' equity                        2,446,371    3,841,756
                                                        ----------   ----------
                                                        $5,427,022   $6,927,296
                                                        ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CYPRESS FINANCIAL SERVICES, INC.
                        --------------------------------
                                AND SUBSIDIARIES
                                ----------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998
                 -----------------------------------------------



                                                                1999          1998
                                                            ------------   -----------
REVENUES:
    Service fees                                            $ 4,133,188    $3,366,831
    Portfolio receivables revenue                               936,819     1,243,380
    Net gain on sale of portfolio receivables                   171,192     2,537,805
                                                            -----------    ----------
                                                              5,241,199     7,148,016
                                                            -----------    ----------
OPERATING EXPENSES:
    Salaries, wages and related benefits                      4,370,710     3,379,049
    Selling, general and administrative                       2,044,205     1,967,584
    Losses on portfolio receivables                             548,014             -
    Depreciation                                                198,697       162,882
                                                            -----------    ----------
                                                              7,161,626     5,509,515
                                                            -----------    ----------
INCOME (LOSS) FROM OPERATIONS                                (1,920,427)    1,638,501
                                                            -----------    ----------
OTHER INCOME (EXPENSE):
    Interest expense, net                                      (117,690)     (265,072)
    Gain on sale of assets                                            -         8,700
    Rental operations, net                                       89,041       123,300
                                                            -----------    ----------
                                                                (28,649)     (133,072)
                                                            -----------    ----------
INCOME (LOSS) BEFORE PROVISION (BENEFIT)
   FOR INCOME TAXES                                          (1,949,076)    1,505,429

PROVISION (BENEFIT) FOR INCOME TAXES                           (455,964)      465,602
                                                            -----------    ----------
NET INCOME (LOSS)                                           $(1,493,112)   $1,039,827
                                                            ===========    ==========

Earnings per share:
     Basic                                                       $(0.23)        $0.21
     Diluted                                                     $(0.23)        $0.19

Number of shares used in computing earnings per share:
     Basic                                                    6,527,225     5,015,762
     Diluted                                                  6,527,225     5,425,832

The accompanying notes are an integral part of these consolidated financial statements.

                       CYPRESS FINANCIAL SERVICES, INC.
                       --------------------------------
                               AND SUBSIDIARIES
                               ----------------

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                -----------------------------------------------

                FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998
                -----------------------------------------------

                               Series A Convertible,
                                    Redeemable
                                  Preferred Stock          Common Stock                                                  Total
                               ---------------------   --------------------    Treasury      Paid-in     Accumulated  Shareholders'
                               Shares        Amount      Shares     Amount      Stock        Capital       Deficit        Equity
                               -------      --------   ----------   ------     --------    -----------   -----------  -------------
BALANCES, at
September 30, 1997             345,000      $690,000    4,520,271   $4,520     $      -    $   510,480   $(1,417,002) $   (212,002)

 Stock issued in exchange
  for services provided              -             -        7,300        7            -          7,293             -         7,300

 Options issued in exchange
  for services provided              -             -            -        -            -          6,630             -         6,630

 Stock issued                        -             -    2,000,000    2,000            -      2,998,000             -     3,000,000

 Net income                          -             -            -        -            -              -     1,039,827     1,039,827
                               -------      --------   ----------   ------     --------    -----------   -----------  -------------
BALANCES, at September 30,
 1998                          345,000       690,000    6,527,571    6,527            -      3,522,403      (377,175)    3,841,755

 Stock repurchased                   -             -         (660)       -       (2,272)             -             -        (2,272)

 Warrant issued                      -             -            -        -            -        100,000             -       100,000

 Net loss                            -             -           -         -            -              -    (1,493,112)   (1,493,112)
                               -------      --------   ----------   ------     --------    -----------   -----------  -------------
BALANCES, at September 30,
 1999                          345,000      $690,000    6,526,911   $6,527      $(2,272)   $ 3,622,403   $(1,870,287)  $ 2,446,371
                               =======      ========   ==========   ======     ========    ===========   ===========  =============

  The accompanying notes are an integral part of these consolidated financial statements.

                        CYPRESS FINANCIAL SERVICES, INC.
                        --------------------------------
                                AND SUBSIDIARIES
                                ----------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998
                -----------------------------------------------


                                                                                 1999           1998
                                                                             ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                        $(1,493,112)   $ 1,039,827
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                            217,101        175,890
        Stock issued in exchange for services provided                                 -          7,300
        Stock options issued in exchange for services provided                         -          6,630
        Issuance of warrant                                                      100,000              -
        Changes in operating assets and liabilities:
            (Increase) decrease in restricted cash                                 6,353        (20,870)
            Decrease in accounts receivable, net                                 212,909         51,220
            Increase in portfolio receivables                                   (140,187)      (294,473)
            Increase in prepaid expenses and other                               (32,331)       (26,309)
            Increase (decrease) in accounts payable                                 (217)         4,122
            Increase (decrease) in trust payables                                 (6,353)        20,870
            Increase in accrued liabilities                                      167,827         15,531
                Increase (decrease) in deferred income taxes                    (465,000)       465,000
                                                                             -----------    -----------
                    Net cash provided by (used in) operating activities       (1,433,010)     1,444,738
                                                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property                                                        (347,403)      (222,167)
   Proceeds from sale of property                                                 26,483              -
                                                                             -----------    -----------
                    Net cash used in investing activities                       (320,920)      (222,167)
                                                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                                           -      3,000,000
    Purchases of common stock                                                     (2,272)             -
    Net repayments on line of credit                                                   -     (1,150,000)
    Net loans to officers                                                          2,013       (147,987)
    Principal payments on notes payable                                          (20,233)      (827,388)
    Principal payments on capital lease obligations                              (53,772)       (38,900)
                                                                             -----------    -----------
                    Net cash provided by (used in) financing activities          (74,264)       835,725
                                                                             -----------    -----------
NET INCREASE (DECREASE)  IN CASH                                              (1,828,194)     2,058,296

CASH, at beginning of year                                                     2,329,751        271,455
                                                                             -----------    -----------
CASH, at end of year                                                         $   501,557    $ 2,329,751
                                                                             ===========    ===========

                        CYPRESS FINANCIAL SERVICES, INC.
                        --------------------------------
                                AND SUBSIDIARIES
                                ----------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     --------------------------------------

          FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998 - Continued
          -----------------------------------------------------------



                                                1999       1998
                                              --------   --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION--
        Cash paid during the period for:
            Interest                          $189,816   $330,090
                                              ========   ========
            Income taxes                      $  2,080   $    800
                                              ========   ========



SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING, FINANCING AND OPERATING
 ACTIVITIES--

   On February 12, 1999, the Company issued a warrant to Batchelder & Partners,
    Inc. to purchase up to 400,000 shares of its common stock in exchange for services provided. These services were valued at $415,000, of which $100,000 was recognized during the year ended September 30, 1999.

   The Company entered into four capital leases during the year ended September
    30, 1999. The value of the property purchased totaled $272,857.

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

                        CYPRESS FINANCIAL SERVICES, INC.
                        --------------------------------
                                AND SUBSIDIARIES
                                ----------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                               SEPTEMBER 30, 1999
                               ------------------



1.   Organization and Basis of Presentation
     --------------------------------------

Cypress Financial Services, Inc., a Nevada corporation, (together with its subsidiaries, the Company), provides accounts receivable management, administration, and debt collection services primarily to health care providers and consumer credit issuers. The Company also acquires accounts receivable and other consumer obligations for its own collection portfolio.

The Company operates primarily through wholly owned subsidiaries that serve specific industries. The Company's subsidiaries include: (i) Merchants Recovery Services, Inc. (MRSI), a company that primarily offers accounts receivable collection services to banks, credit unions, public utilities, and retailers;
(ii) Medical Control Services, Inc. (MCSI), a collection agency servicing the health care industry; (iii) Lien Solutions, Inc. (LSI), a company that specializes in the recovery of unpaid worker's compensation claims primarily for healthcare service providers, including hospitals and doctors; (iv) My Boss, Inc. dba Business Office Support Services (BOSS), a company that provides pre-collection consulting and credit monitoring services to medical providers and other businesses that extend credit; and (v) Pacific Process Serving, Inc.
(PPS), a statewide legal document process service company.

2.  Operating Losses
    ----------------

The Company incurred significant operating losses during the year ended September 30, 1999. Management has subsequently implemented specific cost reduction measures, including, but not limited to certain personnel reductions as well as general payroll reductions. The Company has also begun restructuring its operating units to minimize the amount of office space it occupies within its building, allowing the Company to reduce occupancy costs and increase rental income. Management expects these measures to restore the Company to profitability.

In order to further improve the liquidity and financial condition of the Company, management is negotiating to sell principally all of its wholly owned portfolio receivables, which have a book value of $905,220. These receivables are expected to generate proceeds in excess of their book value. The Company also has the ability to sell or refinance its building and, based on a recent independent appraisal of the property, generate a further $2.5 million in cash proceeds.

3.  Summary of Significant Accounting Policies
    ------------------------------------------

     a.  Principles of Consolidation
         ---------------------------

     The consolidated financial statements include the accounts of Cypress Financial Services, Inc. and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

     b.  Use of Estimates
         ----------------

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

     d.  Portfolio Receivables
         ---------------------

     Portfolio receivables (Receivables) represent liquidating portfolios of delinquent accounts which have been purchased by the Company for collection and are stated at the lower of cost or net realizable value. Cost is reduced by cash collections on an account by account basis until such time that aggregate collections equal the original cost. Net realizable value represents management's estimate of the remaining net proceeds to be realized from a given portfolio, based on an account by account evaluation of the remaining uncollected delinquent receivables and on the historical collection experience of the specific portfolio and similar portfolios. Revenues from collections on purchased portfolios of receivables are recognized on an account by account basis after the cost of each account has been recovered. Gains and losses are recorded as appropriate when Receivables are sold. The Company considers a transfer of Receivables where the Company surrenders control over the Receivables a sale to the extent that consideration other than beneficial interests in the transferred Receivables is received in exchange for the Receivables.

     e.  Residual Interests in Securitizations and Gain on Sale of Portfolio
         -------------------------------------------------------------------
         Receivables
         -----------

     The Company purchases certain Receivables with the intention of reselling them to investors as asset-backed securities through securitizations. During 1998, the Company completed its first securitization. The securitizations will generally be structured as follows: First, the Company sells a portfolio of Receivables to a wholly owned subsidiary which has been established for the limited purpose of buying and reselling the Company's Receivables. This wholly owned subsidiary in turn issues interest-bearing asset-backed securities (the Certificates) which are purchased by one or more investors. The proceeds from the sale of the Certificates are then used to purchase the Receivables from the Company. In addition, the Company provides a credit enhancement for the benefit of the investors in the form of an initial cash deposit to a specific account held by the trust which is required to be maintained at specific levels.

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

     f.  Property
         --------

     Furniture, fixtures and equipment are carried at cost and depreciated using both straight-line and accelerated methods over the estimated useful lives of the assets, which are generally 5 to 7 years. The building is being depreciated over a period of 39 years.

     Repairs and maintenance are charged to expense as incurred; replacements and betterments are capitalized.

     g.  Trust Accounts and Restricted Cash
         ----------------------------------

     The Company maintains trust accounts for the benefit of its customers. Related funds are deposited in trust bank accounts and reflected as a trust liability until such amounts held in trust are remitted to customers. The trust accounts cash balances of $411,815 and $418,168 are reflected as restricted cash and trust payables in the accompanying consolidated balance sheets at September 30, 1999 and 1998, respectively.

     h.  Fair Value of Financial Instruments
         -----------------------------------

     Fair values of financial instruments are estimated using available market information and other valuation methodologies. The fair values of the Company's financial instruments are estimated to approximate the related book value, unless otherwise indicated.

     i.  Earnings Per Share
         ------------------

     During fiscal 1998, the Company adopted SFAS No. 128, "Earnings per Share
     (EPS)." SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS is computed in the same way as fully diluted EPS, except that the calculation now uses the average share price for the reporting period to compute dilution from options under the treasury stock method. All earnings per share amounts have been restated to conform to the SFAS No. 128 requirements.

     For the year ended September 30, 1999, the computations of basic and diluted EPS were as follows:

                                               Basic EPS      Diluted EPS
                                               ---------      -----------

      Numerator - net loss                    $(1,493,112)   $(1,493,112)

      Denominator - weighted
        Average shares outstanding              6,527,225      6,527,225

      Earnings per share                      $     (0.23)   $     (0.23)
                                              ===========    ===========



     For the year ended September 30, 1998, the computations of basic and diluted EPS were as follows:

                                               Basic EPS      Diluted EPS
                                               ---------      -----------


      Numerator - net income                   $1,039,827    $ 1,039,827

      Denominator - weighted
        Average shares outstanding              5,015,762      5,015,762


      Plus - net shares issued in
        Assumed preferred stock conversion                       345,000


      Plus - net shares issued in
        Assumed stock option exercises                            65,070


      Diluted denominator                                      5,425,832

      Earnings per share                       $     0.21    $      0.19
                                               ==========    ===========



     For the year ended September 30, 1999, the denominator in the diluted EPS computation was the same as the denominator for basic EPS due to the antidilutive effects of preferred stock, warrants and stock options on the Company's net loss. As of September 30, 1999 and 1998, the Company had outstanding warrants and stock options of 447,050 and 57,300, respectively, that were antidilutive.

     j.  Income Taxes
         ------------

     The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the asset and liability method of accounting for income taxes.

     k.  Stock Option Plan
         -----------------

     As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company provides the pro forma net earnings, pro forma earnings per share, and stock based compensation plan disclosure requirements set forth in SFAS No. 123.

     l.  Rental Operations
         -----------------

     The Company leases a portion of its building to unrelated parties. Management allocates certain costs incurred to rental operations based on a ratio of square footage to the total square footage of the respective building. The results of rental operations for the years ended September 30, 1999 and 1998 are as follows:


                                               1999        1998
                                             ---------   ---------
          Rental income                      $192,512    $254,233
          Interest expense                    (39,829)    (47,091)
          Depreciation and amortization       (12,473)    (12,567)
          Utilities and other                 (51,169)    (71,275)
                                             --------    --------
                                             $ 89,041    $123,300
                                             ========    ========


     m.  Recent Accounting Pronouncements
         --------------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the effective date of SFAS No. 133 was extended for one year; consequently, the statement will now be effective for all fiscal years beginning after June 15, 2000, with earlier application encouraged. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company believes that adoption of this standard will not have a material impact on the Company's Financial Position or Results of Operations.

     n.  Reclassification
         ----------------

     Certain amounts in the accompanying 1998 financial statements have been reclassified to conform to 1999 presentation.

4.  Portfolio Receivables
    ---------------------

The cost basis of portfolio receivables (Receivables) activity consists of the following as of September 30, 1999 and 1998, and for the years then ended:


     Portfolio receivables at September 30, 1997                $  470,561
      Purchases of portfolio receivables                           930,405
      Collections applied to cost basis                           (276,874)
      Sales of portfolio receivables applied to cost basis        (359,059)
                                                                ----------
     Portfolio receivables at September 30, 1998                   765,033

      Purchases of portfolio receivables                         1,100,885
      Increase in allowance for losses on portfolio receivable    (548,014)
      Collections applied to cost basis                           (124,306)
      Sales of portfolio receivables applied to cost basis        (288,378)
                                                                ----------
     Portfolio receivables at September 30, 1999                $  905,220
                                                                ==========

For the years ended September 30, 1999 and 1998, the Company had gross collections from the Receivables of $1,061,125 and $1,532,849, respectively. After applying $124,306 and $276,874 to the cost basis for the years ended September 30, 1999 and 1998, respectively, $936,819 and $1,243,380 was recognized as portfolio receivables revenue in the accompanying consolidated statements of operations.

For the years ended September 30, 1999 and 1998, the Company had proceeds from sales of the Receivables of $459,570 and $2,896,864, respectively. After applying $288,378 and $359,059 to the cost basis for the years ended September 30, 1999 and 1998, respectively, $171,192 and $2,537,805 was recognized as net gain on sale of portfolio receivables in the accompanying consolidated statements of operations.

On August 14, 1998 the Company sold Receivables with a book value of $224,634 to a wholly-owned subsidiary for $2,750,000, which issued interest-bearing asset-backed securities to Pacific Life Insurance Company for the same amount. As permitted by SFAS No. 125, the Company considers the transfer of Receivables where the Company surrenders control over the Receivables a sale and does not include the wholly owned subsidiary in its consolidated financial statements. For the years ended September 30, 1999 and 1998, the Company had gross collections from these Receivables of $1,442,414 and $242,978, respectively, of which $321,190 and $48,596 was recognized as service fee revenue in the accompanying consolidated statements of operations.

Due to the nature of these Receivables, there is no assurance that historical collection results will reflect the future collectibility of the face value of the Receivables.

5.  Related Party Transactions
    --------------------------

On August 14, 1998 the Company sold Receivables with a book value of $224,634 to a wholly owned subsidiary for $2,750,000, which issued interest-bearing asset-backed securities to Pacific Life Insurance Company (Pacific Life) for the same amount. As permitted by SFAS No. 125, the Company considers a transfer of Receivables where the Company surrenders control over the Receivables a sale to the extent that consideration other than beneficial interests in the transferred Receivables is received in exchange for the Receivables. The sale resulted in a net gain of $2,363,148 which was recognized as net gain on sale of portfolio receivables in the accompanying consolidated statements of operations and a carried residual interest of $36,098. As discussed further in Note 9, Pacific Life purchased 2,000,000 shares of common stock from the Company during the year.

6.  Property
    --------

Property consists of the following:
                                                     1999         1998
                                                  ----------   ----------

            Land                                  $  866,575   $  866,575
            Building                               1,540,577    1,540,577
            Equipment and furnishings              2,378,448    1,758,188
            Autos                                          -      132,415
                                                  ----------   ----------
                                                   4,785,600    4,297,755
              Less--Accumulated depreciation       1,657,731    1,554,603
                                                  ----------   ----------
                                                  $3,127,869   $2,743,152
                                                  ==========   ==========

Depreciation expense for the years ended September 30, 1999 and 1998 totaled $209,060 and $175,249, respectively. At September 30, 1999 and 1998, the net book value of equipment under capital leases was $379,711 and $129,394, respectively.

7.  Line of Credit
    --------------

Through August 1998, the Company had a line of credit agreement (the Agreement) with a financial institution. Under the terms of the Agreement, the Company could borrow up to $1,500,000. The borrowings were secured by substantially all of the Company's assets as defined under the Agreement. In August 1998, the outstanding borrowings were paid in full and the Agreement was cancelled.

8.  Notes Payable
    -------------

Notes payable consists of a mortgage note payable to a bank, collateralized by land and a building, due in monthly payments of $14,089, including interest at 8 percent per annum, through December 2000, at which time the entire principal balance is due and payable.

Annual maturities of notes payable at September 30, 1999 are as follows:

     Years Ending
     September 30,
     -------------

         2000                                        $   21,504
         2001                                         1,802,006
                                                     ----------
                                                     $1,823,510
                                                     ==========

9.  Capital Transactions
    --------------------

     a.  Series A Convertible, Redeemable Preferred Stock
         ------------------------------------------------

     On September 30, 1996, the Company converted the balance of notes issued in connection with the acquisition of MCSI totaling $690,000 into 345,000 shares of the Company's Series A convertible, redeemable preferred stock. The preferred stock is convertible into shares of common stock at $1.50 per share at the option of the holders, subject to antidilution provisions. The Company has the right to redeem these preferred shares at $2.50 per share. The holders of the Company's Series A convertible, redeemable preferred shares are entitled to the same voting and dividend rights as the common shareholders. Such preferred shares have a liquidation preference at $2.00 per share over common shareholders.

     b.  Common Stock

     Pursuant to an odd-lot tender offer dated January 30, 1999 whereby the Company offered to purchase all outstanding shares of common stock held in odd-lots of 1-99 shares at $3.00 per share and a minimum tender offer of $5.00 to each tendering shareholder, the Company purchased 660 shares of common stock through September 30, 1999 at an aggregate cost of $2,272.

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

     c.  Warrants and Stock Options

     On February 12, 1999, the Company issued a warrant to Batchelder & Partners, Inc. to purchase up to 400,000 shares of the Company's common stock in connection with their agreement to act as the Company's non-exclusive financial advisor. This warrant is subject to specific exercise prices ranging from $1.75 to $4.75 with a weighted average exercise price of $3.06. Additionally, this warrant is subject to vesting provisions whereas 100,000 shares vested immediately and the balance vests if and when certain defined targets are achieved. The warrant is exercisable until November 13, 2005.

     The fair value of the warrant was estimated to be $415,000 on the date of grant using the Black Scholes pricing model with the following assumptions: weighted average risk-free interest rate of 4.5 percent; a weighted average volatility of 86.9 percent; an expected life of 6.75 years; and no expected dividend yield. This amount will be recognized in the income statement during the period the services are deemed to have been provided. During the year ended September 30, 1999, the Company recognized advisory fees of $100,000 relating to this warrant. The remaining expense will be recognized in future periods if and when various conditions have been met.

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

     The Company has granted 869,400 options under the Plan of which 71,600 have been forfeited. These options are issued at fair market value or at a 10 percent premium over fair market value if the individual is a 10 percent or more shareholder. All options granted expire ten years from the date of grant. At September 30, 1999, there were 162,950 additional shares available for grant under the Plan.

     A summary of the status of the Plan at September 30, 1999 and 1998 and changes during the years then ended is presented in the table and narrative below:


                                                  September 30, 1999               September 30, 1998
                                          -----------------------------    ----------------------------
                                                            Weighted                        Weighted
                                                             Average                        Average
                                                            Exercise                        Exercise
                                             Shares           Price           Shares         Price
                                          ------------    -------------    ------------  --------------
      Outstanding at beg. of year              797,300            $1.29         118,650      $2.75
        Granted                                      -                -         740,000      $1.17
        Exercised                                    -                -               -          -
        Forfeited                              (10,250)           $2.75         (61,350)     $2.75
                                               -------            -----         -------      -----
      Outstanding at end of year               787,050            $1.27         797,300      $1.29
                                               =======            =====         =======      =====

      Exercisable at end of year               567,050            $1.25         307,300      $1.33
                                               =======            =====         =======      =====

      Weighted average remaining
       contractual life                                             8.6                        9.6
                                                                  =====                      =====

      Weighted average fair value of
       options granted                                              N/A                      $1.07
                                                                    ===                      =====

     The fair value of each option grant is estimated on the date of grant using the Black Scholes pricing model with the following assumptions used for the grants in fiscal year 1998: weighted average risk-free interest rate of 4.5 percent; a weighted average volatility of 90.6 percent; an expected life of 7 years; and no expected dividend yield.

     The Black Scholes pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     As permitted by SFAS No. 123, the Company continues to account for the Plan based on APB Opinion No. 25, under which no compensation cost has been recognized. Pro forma disclosures, as if the Company had adopted the cost recognition method, are shown below. This alternative method recognizes the fair value of stock options granted in net income during the period that the stock options vest. Had compensation cost for stock options awarded under this plan been determined consistent with this methodology, the Company's net income and earnings per share would have reflected the following pro forma amounts:

                                                        1999             1998
                                                    -----------       ----------
      Net Income (Loss):          As Reported       $(1,493,112)      $1,039,827
                                  Pro Forma         $(1,596,612)      $  817,410
      Basic EPS:                  As Reported       $     (0.23)      $     0.21
                                  Pro Forma         $     (0.24)      $     0.16
      Diluted EPS:                As Reported       $     (0.23)      $     0.19
                                  Pro Forma         $     (0.24)      $     0.15


10.  Commitments and Contingencies
     -----------------------------

          a. Lessee -- The Company leases certain equipment under non-cancelable capital leases which expire at various times through fiscal 2004. Future annual minimum lease payments, in the aggregate, under capital leases at September 30, 1999 are as follows:

                    Years Ending
                    September 30,
                    -------------
                         2000                              $135,742
                         2001                               135,742
                         2002                                79,843
                         2003                                72,560
                         2004                                64,313
                                                           --------
                    Total minimum lease
                     payments                               488,200

                    Less--  Amounts
                     representing interest                  127,317
                                                           --------
                    Present value of capital
                     lease obligations                     $360,883
                                                           ========

          Rent expense under all operating leases totaled $10,808 in 1999 and $22,938 in 1998.

          b. Lessor -- As discussed in Note 1, the Company leases a portion of its building to unrelated entities under operating leases which expire at various times through fiscal 2003. The Company leases to several tenants on a month-to-month basis. Future annual collections under non-cancelable operating leases as of September 30, 1999 are scheduled as follows:

                    Years Ending
                    September 30,
                    -------------

                         2000                              $138,237
                         2001                                88,400
                         2002                                65,061
                         2003                                61,819
                                                           --------
                                                           $353,517
                                                           ========

          c.   Employment Agreements
               ---------------------

          In November 1996, the Company entered into a three-year agreement with one of its employees. In September 1998, the Company entered into three-year employment agreements with two of its officers. The agreements provide for annual salaries, paid vacations and other related benefits. The minimum annual compensation pursuant to such agreements, excluding provisions for fringe benefits (e.g., vacations, etc.), will be approximately $315,000 in fiscal 2000.

          d.   Litigation
               ----------

          In December 1998, Federal Asset Factoring Corporation (Federal) filed a claim against the Company for negligent misrepresentation. The Company sold certain portfolio receivables (Receivables) to Track, Inc. (Track), which Track then sold to Federal. Federal alleges that it was unable to obtain media on the Receivables which resulted in lower than anticipated returns for Federal's investors. Federal sued Track and obtained a judgment, but was unable to collect on the judgment. Consequently, Federal sued the Company on the basis that Track was acting as a broker for the Company when the Receivables were sold to Federal. The Company believes the allegations are without merit and intends to vigorously pursue its defense. The lawsuit is set for trial in February 2000.

          In March 1999, DDT Medical Credit (DDT) filed a claim against the Company for breach of contract. DDT contends it purchased certain Receivables from Towne Medical Center (Towne) in May 1998 and simultaneously entered into an agreement with the Company to bill and collect these Receivables. Although the Company had been performing such services for Towne prior to May 1998, the agreement between Towne and the Company was mutually terminated on May 15, 1998 and no agreement was reached between DDT and the Company to continue such services. The Company believes the allegations are without merit and intends to vigorously pursue its defense. A trial has been set for February 2000.

          In addition to the litigation matters discussed above, the Company is involved, from time to time, in litigation that is incidental to its collection business. The Company regularly initiates legal proceedings as a plaintiff in connection with its routine collection activities. In management's opinion, none of these legal matters will have a material adverse effect on the Company's financial position or the results of its operations.

11.  Income Taxes
     ------------

The provisions (benefits) for income taxes for the years ended September 30, 1999 and 1998 are shown in the table below:

                                      1999        1998
                                   ---------    --------
Federal:
  Current                          $       -    $      -
  Deferred                          (322,710)    322,710
State:
  Current                             (5,776)     15,413
  Deferred                          (127,479)    127,479
                                   ---------    --------
Total tax provision (benefit)      $(455,965)   $465,602
                                   =========    ========

Although not affecting the total provision, actual income tax payments may differ from the amounts shown as current as a result of the final determination as to the timing of certain deductions and credits.

The total tax provision (benefit) differs from the Federal statutory rate of 34 percent for the reasons shown in the table below:

                                                  1999         1998
                                               ----------   ---------
Federal statutory tax rate                         (34.0)%       34.0%
State income taxes, net of Federal
   income tax benefit                               (4.8)         7.9
Other                                               (0.9)        (2.4)
Valuation Allowance                                 16.3        (13.4)
                                               ---------    ---------
Actual tax provision (benefit)                     (23.4)%       26.1%
                                               =========    =========

Because certain items of income and expense are not recognized in the same year in the financial statements of the Company as in its Federal and California tax returns, deferred assets and liabilities are created. As of September 30, 1999 and 1998, the accompanying consolidated balance sheets reflect net deferred tax liabilities of $0 and $465,000, respectively. The net deferred tax liabilities as of September 30, 1999 and 1998 are disclosed in the table below:

                                                  1999         1998
                                               ---------    ---------
Deferred tax assets:
  Allowance for doubtful accounts              $ 417,315    $ 142,388
  Vacation accrual                                45,182       30,647
  Net operating loss                             492,539      314,328
  Deferred state taxes                                 -       43,343
  Other                                           18,830        3,231
                                               ---------    ---------
  Total deferred tax assets                      973,866      533,937
                                               ---------    ---------

Deferred tax liabilities:
  Securitization                                (671,685)    (974,433)
  Other                                                -       (9,693)
                                               ---------    ---------
  Total deferred tax liabilities                (671,685)    (984,126)
                                               ---------    ---------
  Valuation allowance                           (302,181)           -
                                               ---------    ---------
Net deferred tax liability                     $       -    $(450,189)
                                               =========    =========

12.  Reportable Business Segments
     ----------------------------

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," introduces a new model for segment reporting, referred to as the "management approach." The management approach is intended to present reportable segments consistent with how the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Presently, the Company is segregated into healthcare, banking, and retail.

The healthcare segment consists of pre-collect services, billing services, delinquent debt recovery, and insurance claims management and is managed as a single strategic unit. The banking and retail segments focus primarily on delinquent debt recovery and are therefore managed collectively while their performance is assessed independent of one another.

Below is a summary statement of income for the years ended September 30, 1999 and 1998. The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. Certain assumptions are made concerning the allocations of costs between segments which may influence relative results, most notably, allocations of various types of technology, legal, recruiting and training costs. Management believes that the allocations utilized below are reasonable and consistent with the way it manages the business.

For the year ended September 30, 1999:

                                            Healthcare     Banking       Retail        Total
                                            ----------   -----------   ----------   -----------

  Revenues                                  $2,569,469   $1,493,365    $1,178,365   $ 5,241,199
  Operating expenses                         2,175,184    1,080,244       715,847     3,971,275
  Losses on portfolio receivables                    -      548,014             -       548,014
                                            ----------   ----------    ----------   -----------
  Operating income (loss)                   $  394,285   $ (134,893)   $  462,518       721,910
                                            ==========   ==========    ==========
  Overhead & administrative expenses                                                  2,443,640
  Depreciation                                                                          198,697
                                                                                    -----------
  Loss from operations                                                              $(1,920,427)
                                                                                    ===========

For the year ended September 30, 1998:

                                            Healthcare    Banking        Retail        Total
                                            ----------   ----------    ----------   -----------

  Revenues                                  $2,408,819   $3,800,730    $  929,767   $ 7,148,016
  Operating expenses                         1,735,072    1,094,799       601,767     3,431,638
                                            ----------   ----------    ----------   -----------
  Operating income                          $  673,747   $2,705,931    $  328,000     3,716,378
                                            ==========   ==========    ==========
  Overhead & administrative expenses                                                  1,914,995
  Depreciation                                                                          162,882
                                                                                    -----------
  Income from operations                                                            $ 1,638,501
                                                                                    ===========

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
--------------------------------------------------------------------------------

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

   3.2 Bylaws of the registrant, incorporated by reference from Registrant's Registration Statement on Form S-18 (SEC No.33-12361-LA) filed on March 18, 1987, Exhibit 3.2.

   3.3 Certificate of Determination re: Series A Preferred Stock, incorporated by reference from Registrant's Form 10-KSB filed on December 27, 1996.

   4.1 Specimen of Common Stock of Registrant, incorporated by reference from Registrant's Form 8-K filed on December 20, 1995, Exhibit 4.2.

  10.2 1995 Stock Option Plan of Registrant, incorporated by reference from Registrant's Form 8-K filed on December 20, 1995, Exhibit 10.2.

  10.3 Preferred Stock Purchase Agreement dated September 30, 1996, incorporated by reference from Registrant's Form 10-KSB filed on December 27, 1996.

  10.4 Executive Employment Agreements of Manuel Occiano dated September 16, 1998 and John Hindman dated September 4, 1998, incorporated by reference from Registrant's Form 10-KSB filed on December 27, 1998.

  10.5 Warrant to Purchase 400,000 Shares of Common Stock dated February 12, 1999 issued to Batchelder & Partners, Inc., incorporated by reference from Registrant's Form 10-QSB filed on February 12, 1999.

  27     Financial Data Schedule