Form 10QSB
period 1999-12-31
CYPRESS FINANCIAL SERVICES INC
filed 2000-02-14
CIK 811510

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

               For the quarterly period ended December 31, 1999

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X     No
                                                               -----      ______


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 2000 the issuer had 6,526,911 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ______  No   X
                                                                           -----

================================================================================
--------------------------------------------------------------------------------

                       CYPRESS FINANCIAL SERVICES, INC.
                                  FORM 10-QSB

                                     INDEX


PART I.      FINANCIAL INFORMATION                                       Page
                                                                         ----

     Item 1.   Condensed Consolidated Balance Sheet as of
               December 31, 1999........................................ 1

               Condensed Consolidated Statements of
               Operations for the three month periods ended
               December 31, 1999 and 1998............................... 2

               Condensed Consolidated Statements of
               Cash Flows for the three month periods ended
               December 31, 1999 and 1998............................... 3

               Notes to Condensed Consolidated Financial
               Statements............................................... 4 to 7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................... 8 to 12

PART II.     OTHER INFORMATION

     Item 1.   Legal Proceedings........................................ 13

     Item 2.   Changes in Securities.................................... 13

     Item 3.   Defaults Upon Senior Securities.......................... 13

     Item 4.   Submission of Matters to a Vote of Security Holders...... 13

     Item 5.   Other Information........................................ 13

     Item 6.   Exhibits and Reports on Form 8-K......................... 13

                        CYPRESS FINANCIAL SERVICES, INC.
                        --------------------------------
                                AND SUBSIDIARIES
                                ----------------

                CONDENSED (UNAUDITED) CONSOLIDATED BALANCE SHEET
                ------------------------------------------------

                               DECEMBER 31, 1999
                               -----------------

                                                  ASSETS
                                                  ------
Cash                                                                             $  186,093
Restricted cash                                                                     372,225
Accounts receivable, net                                                             91,683
Portfolio receivables, net                                                          797,208
Property, net                                                                     3,073,542
Notes receivable from officers                                                      150,000
Prepaid expenses and other                                                          261,937
                                                                                 ----------
          Total assets                                                           $4,932,688
                                                                                 ==========

                               LIABILITIES AND SHAREHOLDERS' EQUITY
                               ------------------------------------

Accounts payable                                                                 $   58,929
Trust payables                                                                      372,225
Accrued liabilities                                                                 269,727
Notes payable                                                                     1,818,100
Capital lease obligations                                                           340,848
                                                                                 ----------
          Total liabilities                                                       2,859,829
                                                                                 ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Series A convertible, redeemable preferred stock, $0.001 par value, stated at $2.00 liquidation preference per share, 5,000,000
     shares authorized; 345,000 shares issued and outstanding                       690,000
 Common stock, $0.001 par value; 30,000,000 shares authorized;
            6,527,571 shares issued and outstanding                                   6,527
 Paid-in capital                                                                  3,622,403
 Accumulated deficit                                                             (2,243,799)
                                                                                 ----------
                                                                                  2,075,131
 Less common stock in treasury at cost, 660 shares                                    2,272
                                                                                 ----------
          Total shareholders' equity                                              2,072,859
                                                                                 ----------

                                                                                  4,932,688
                                                                                 ==========

   The accompanying notes are an integral part of these condensed financial statements.

                        CYPRESS FINANCIAL SERVICES, INC.
                        --------------------------------
                                AND SUBSIDIARIES
                                ----------------

          CONDENSED (UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS
          -----------------------------------------------------------

          FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 1999 AND 1998
          ------------------------------------------------------------

                                                                          1999         1998
                                                                       ----------   ----------
REVENUES:                                                              $1,085,152   $1,119,370

OPERATING EXPENSES:
  Salaries, wages and related benefits                                    993,877      913,698
  Selling, general and administrative                                     289,119      332,336
  Losses on portfolio receivables                                          92,737       97,013
  Depreciation                                                             56,301       43,522
                                                                       ----------   ----------
                                                                        1,432,034    1,386,569
                                                                       ----------   ----------
LOSS FROM OPERATIONS                                                     (346,882)    (267,199)
                                                                       ----------   ----------
OTHER INCOME (EXPENSE):
  Interest expense, net                                                   (44,021)     (14,410)
  Rental operations, net                                                   17,392       26,112
                                                                       ----------   ----------
                                                                          (26,629)      11,702
                                                                       ----------   ----------
LOSS BEFORE BENEFIT FOR INCOME TAXES                                     (373,511)    (255,497)

BENEFIT FOR INCOME TAXES                                                        -      (87,344)
                                                                       ----------   ----------
NET LOSS                                                               $ (373,511)  $ (168,153)
                                                                       ==========   ==========

Earnings per share:
   Basic                                                               $    (0.06)  $    (0.03)
   Diluted                                                             $    (0.06)  $    (0.03)

Number of shares used in computing earnings per share:
   Basic                                                                6,526,911    6,527,571
   Diluted                                                              6,526,911    6,527,571

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

                       CYPRESS FINANCIAL SERVICES, INC.
                       --------------------------------
                               AND SUBSIDIARIES
                               ----------------

          CONDENSED (UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS
          -----------------------------------------------------------

         FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 1999 AND 1998
         ------------------------------------------------------------

                                                                        1999        1998
                                                                     ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $(373,511)  $ (168,153)
    Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                   60,738       45,532
        Changes in operating assets and liabilities:
          Decrease in restricted cash                                   39,589       80,793
          (Increase) decrease in accounts receivable, net               89,194      (69,405)
          (Increase) decrease in portfolio receivables                 108,011     (420,059)
          (Increase) decrease in prepaid expenses and other           (114,263)      61,772
          Increase in accounts payable                                   4,816       44,102
          Decrease in trust payables                                   (39,589)     (80,793)
          Decrease in accrued liabilities                              (60,603)     (21,266)
          Decrease in deferred income taxes                                  -      (89,424)
                                                                     ---------   ----------
                    Net cash used in operating activities             (285,618)    (616,901)
                                                                     ---------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property                                                (4,400)    (152,184)
                                                                     ---------   ----------
                    Net cash used in investing activities               (4,400)    (152,184)
                                                                     ---------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on notes payable                                 (5,411)      (5,003)
    Principal payments on capital lease obligations                    (20,035)      (7,370)
                                                                     ---------   ----------
                    Net cash used in financing activities              (25,446)     (12,373)
                                                                     ---------   ----------
NET DECREASE IN CASH                                                  (315,464)    (781,458)

CASH, at beginning of period                                           501,557    2,329,751
                                                                     ---------   ----------
CASH, at end of period                                               $ 186,093   $1,548,293
                                                                     =========   ==========

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

                               DECEMBER 31, 1999
                               -----------------

1.   Quarterly Information
     ---------------------

The accompanying unaudited, condensed and consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all disclosures that would be presented in the Annual Report on Form 10-KSB of Cypress Financial Services, Inc., a Nevada corporation, (together with its subsidiaries, the Company). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's 1999 Annual Report on Form 10-KSB.

The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods. The operating results are not necessarily indicative of results to be expected for the year ending September 30, 2000.

2.   Organization and Basis of Presentation
     --------------------------------------

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

3.  Operating Losses
    ----------------

The Company incurred significant operating losses during the year ended September 30, 1999, as well as the quarter ended December 31, 1999. Management has subsequently implemented specific cost reduction measures, including, but not limited to certain personnel reductions as well as general payroll reductions. The Company has also begun restructuring its operating units to minimize the amount of office space it occupies within its building, allowing the Company to reduce occupancy costs and increase rental income. Management expects these measures to restore the Company to profitability.

In order to further improve the liquidity and financial condition of the Company, management is negotiating to sell principally all of its wholly owned portfolio receivables, which have a book value of $797,208. These receivables are expected to generate proceeds in excess of their book value. The Company also has the ability to sell or refinance its building and, based on a recent independent appraisal of the property, generate a further $2.5 million in cash proceeds.

4.  Summary of Significant Accounting Policies
    ------------------------------------------

     a.  Principles of Consolidation
         ---------------------------

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

     f.  Trust Accounts and Restricted Cash
         ----------------------------------

     The Company maintains trust accounts for the benefit of its customers. Related funds are deposited in trust bank accounts and reflected as a trust liability until such amounts held in trust are remitted to customers. The trust accounts cash balances of $372,225 are reflected as restricted cash and trust payables in the accompanying condensed consolidated balance sheet.

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

     j.  Reclassification
         ----------------

     Certain amounts in the accompanying 1999 financial statements have been reclassified to conform to 2000 presentation.

5.   Portfolio Receivables
     ---------------------

The cost basis of portfolio receivables (Receivables) activity consists of the following as of December 31, 1999, and for the three months then ended:

     Portfolio receivables at September 30, 1999                   $905,220
       Increase in allowance for losses on portfolio receivables    (92,737)
       Collections applied to cost basis                            (15,275)
                                                                   --------
     Portfolio receivables at December 31, 1999                    $797,208
                                                                   ========

For the three months ended December 31, 1999 and 1998, the Company had gross collections from the Receivables of $166,216 and $194,426, respectively. After applying $15,275 and $29,363 to the cost basis for the three months ended December 31, 1999 and 1998, respectively, $150,941 and $165,063 was recognized as portfolio receivables revenue in the accompanying condensed consolidated statements of operations.

For the three months ended December 31, 1999 and 1998, the Company had proceeds from sales of the Receivables of $0 and $355,001, respectively. After applying $0 and $188,577 to the cost basis for the three months ended December 31, 1999 and 1998, respectively, $0 and $166,424 was recognized as portfolio receivables revenue in the accompanying condensed consolidated statements of operations.

On August 14, 1998 the Company sold Receivables with a book value of $224,634 to a wholly owned subsidiary for $2,750,000, which issued interest-bearing asset-backed securities to Pacific Life Insurance Company for the same amount. As permitted by SFAS No. 125, the Company considers the transfer of Receivables where the Company surrenders control over the Receivables a sale and does not include the wholly owned subsidiary in its consolidated financial statements. For the three months ended December 31, 1999 and 1998, the Company had gross collections from these Receivables of $214,676 and $402,920, respectively, of which $47,268 and $80,584 was recognized as service fee revenue in the accompanying condensed consolidated statements of operations.

Due to the nature of these Receivables, there is no assurance that historical collection results will reflect the future collectibility of the face value of the Receivables.

6.   Property
     --------

Property consists of the following:

            Land                                $  866,575
            Building                             1,540,577
            Equipment and furnishings            2,382,849
                                                ----------
                                                 4,790,001
              Less--Accumulated depreciation     1,716,459
                                                ----------
                                                $3,073,542
                                                ==========

7.   Notes Payable
     -------------

Notes payable consists of a mortgage note payable to a bank, collateralized by land and a building, due in monthly payments of $14,089, including interest at 8 percent per annum, through December 2000, at which time the entire principal balance is due and payable.

8.   Income Taxes
     ------------

Income tax expense for the periods presented are based on the estimated affective tax rate to be incurred for the year. Because certain items of income and expense are not recognized in the same year in the financial statements of the Company as in its Federal and California tax returns, deferred assets and liabilities are created. Due to a valuation allowance, the accompanying condensed consolidated balance sheet reflects a net deferred tax asset of $0.

9.   Stockholders' Equity Transactions
     ---------------------------------

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

Pursuant to an odd-lot tender offer dated January 30, 1999 whereby the Company offered to purchase all outstanding shares of common stock held in odd-lots of 1-99 shares at $3.00 per share and a minimum tender offer of $5.00 to each tendering shareholder, the Company purchased 660 shares of common stock through December 31, 1999 at an aggregate cost of $2,272.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company provides accounts receivable management services to various health care providers, banks, financial institutions, and retail firms. These services include, among other things, billing, delinquent debt recovery, management of litigation and bankruptcy claims, and workers' compensation lien claim resolution. In the early nineties, financial institutions, primarily credit card issuers, began changing their approach regarding the management of charged off consumer receivables. These financial institutions started to sell portions of their charged off portfolios to certain delinquent debt recovery firms and investment groups in lieu of third party placements. Accordingly, in February 1994, the Company began to purchase portfolios of consumer receivables for its own account.

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

Results of Operations

The following table summarizes the gross collection and revenue activities for the three months ended December 31, 1999 and 1998.

                                                                                        % . Positive
                                               1999          %       1998          %    (Negative)
                                            ------------    ---  ------------     ---   -------------
   Gross collections                        $ 3,617,870     100%    $3,680,639    100%        -1.7%
   Less: Remittances to holders of
        portfolio backed securities            (166,598)     -5%      (323,197)    -9%        48.5%
   Less: Clients' share of collections       (2,350,845)    -65%    (2,375,133)   -65%         1.0%
                                            -----------             ----------               ------
   Net fees                                   1,100,427      30%       982,309     27%        12.0%

   Less: Fees applied to cost basis
        of portfolio receivables                (15,275)     -0%       (29,363)    -1%        48.0%
                                            -----------             ----------               ------
   Fee revenue                              $ 1,085,152      30%    $  952,946     26%        13.9%

   Gain on sale of portfolio receivables              -                166,424              -100.0%
                                            -----------             ----------              -------
   Total revenue                            $ 1,085,152             $1,119,370                -3.1%
                                            ===========             ==========              =======

Total gross collections decreased by $62,769, or 1.7%, from $3,680,639 for the three months ended December 31, 1998 to $3,617,870 for the three months ended December 31, 1999. The significant components of gross collections can be summarized into three categories; contingency collections, portfolio receivables collections, and securitization collections. Contingency collections increased by $153,685, or 5.0%, from $3,083,293 for the three months ended December 31, 1998 to $3,236,978 for the three months ended December 31, 1999. Portfolio receivables collections decreased by $28,210, or 14.5%, from $194,426 for the three months ended December 31, 1998 to $166,216 for the three months ended December 31, 1999. Securitization collections decreased by $188,244, or 46.7%, from $402,920 for the three months ended December 31, 1998 to $214,676 for the three months ended December 31, 1999. The decreases noted in portfolio receivables collections as well as securitization collections are to be expected given the fact that both pools are static, i.e. no new receivables are being added to these pools. Assuming the Company does not purchase additional receivables or perform additional securitizations, these categories should continue to decrease. The Company's current growth strategy is focused on contingency collections. By actively pursuing additional business in all three of its business segments, health care, banking and retail, the Company anticipates continued growth in contingency collections.

Net fees recognized from gross collections increased by $118,118, or 12.0%, from $982,309 for the three months ended December 31, 1998 to $1,100,427 for the three months ended December 31, 1999. Net fees recognized from gross collections is calculated by reducing gross collections by remittances to clients' for their share of collections and by remittances to holders of portfolio backed securities. As a percentage of gross collections, remittances to clients' for their share of collections remained flat at approximately 65%. However, remittances to holders of portfolio backed securities decreased by $156,599 from $323,197 for the three months ended December 31, 1998 to $166,598 for the three months ended December 31, 1999. As discussed above, the static nature of the securitized receivables is the cause of this decrease and is to be expected.

Fee revenue increased by $132,206, or 13.9%, from $952,946 for the three months ended December 31, 1998 to $1,085,152 for the three months ended December 31, 1999. Fee revenue is calculated by reducing net fees recognized from gross collections by fees applied to cost basis of portfolio receivables. These applied fees decreased by 48.0% due to the static nature of this pool of receivables as discussed above.

The balance of total revenue consists of gain on sale of portfolio receivables. The Company did not sell any receivables during the three months ended December 31, 1999. Therefore, gain on sale of portfolio receivables decreased by $166,424, or 100.0%, from $166,424 for the three months ended December 31, 1998 to $0 for the three months ended December 31, 1999.

In the first quarter of fiscal 1999, the Company adopted an acquisition strategy designed to expand its knowledge base and servicing capacity through selective acquisitions of established accounts receivable management organizations as well as continued internal expansion of its existing core businesses. Throughout fiscal 1999 and into the first quarter of fiscal 2000, the Company dedicated significant attention as well as resources to the identification of acceptable acquisition targets. Although several targets were identified, and many were thoroughly due diligenced, the Company has been unable to consummate a transaction. Additionally, throughout the year, the Company maintained an infrastructure designed to immediately accommodate the growth associated with an acquisition strategy. As discussed below, most of the operating expense increases can be attributed to the execution of this strategic plan. Please refer to "Recent Events" within the "Liquidity and Capital Resources" section below for further discussion regarding the Company's restructuring and cost-reduction program designed to restore the Company to profitability at current operating levels in the near term.

Operating expenses increased by $45,465, or 3.3%, from $1,386,569 for the three months ended December 31, 1998 to $1,432,034 for the three months ended December 31, 1999. The significant components of this increase are discussed below.

Salaries, wages and related benefits increased by $80,179, or 8.8%, from $913,698 for the three months ended December 31, 1998 to $993,877 for the three months ended December 31, 1999. This increase was caused by growth in the Company's billing and collecting staff, benefit expenses associated with these additional billers and collectors as well as specific additions to the Company's management team.

Selling, general and administrative expenses decreased by 43,217, or 13.0%, from $332,336 for the three months ended December 31, 1998 to $289,119 for the three months ended December 31, 1999. This decrease is principally attributable to the absence of certain non-recurring, non-operating expenses associated with the execution of the Company's fiscal 1999 strategic growth plan, which included, among other things, fees paid for due diligence work related to acquisition activities, attorney fees, and fees paid to third party financial advisors.

The Company ratably allocates the cost of purchased loans receivable portfolios on an account by account basis. Collections received from any one account are applied first to the basis of the respective account before revenue is recognized. Integral to the Company's collection operations is the timely identification of accounts that are deemed uncollectible. The uncollectibility of an account is primarily based on the current status of the account (i.e. bankrupt, deceased, etc.) and the historical experience of the specific portfolio as well as similar portfolios. The Company records an allowance for loan losses reflecting the accumulated costs allocated to those accounts deemed uncollectible to properly reflect management's estimate of the remaining net proceeds to be realized from a given portfolio. Due to the nature of these receivables at purchase date, it is not uncommon for the Company to immediately identify certain accounts to be uncollectible at the time of acquisition. Accordingly, for the three months ended December 31, 1999, the Company increased its allowance for loan losses on acquired portfolios by $92,737.

Depreciation expense increased 29.4% over the same period last year principally due to certain technology upgrades as well as furniture purchases made by the Company in the fourth quarter of fiscal 1998 as well as the first quarter of fiscal 1999.

Interest expense increased to $44,021 for the three months ended December 31, 1999 from $14,410 for the three months ended December 31, 1998. This 205.5% increase is the result of the Company entering into four capital leases during fiscal 1999. The value of the property acquired through the capital leases totaled $272,857.

Net income from rental operations decreased by $8,720, or 33.4%, from $26,112 for the three months ended December 31, 1998 to $17,392 for the three months ended December 31, 1999. This decrease is directly attributable to the growth of the Company into areas of its building which were leased to unrelated third parties in prior years.

Liquidity and Capital Resources

The Company currently has outstanding long-term debt with financial institutions totaling $2,158,948. The Company's mortgage note has a remaining balance of $1,818,100, carries an interest rate of 8% per annum and is due in December 2000. Additionally, the Company leases certain equipment under non-cancelable capital leases which expire at various times through fiscal 2004, which have a remaining balance of $340,848 at December 31, 1999.

The Company is funded primarily through cash flows from operations. Historically, the Company has used its credit facility to acquire portfolio receivables. However, in July 1998, the Company sold 2,000,000 shares of its common stock to Pacific Life Insurance Company for $3,000,000, representing 28% of the outstanding common stock of the Company on a fully diluted basis. Additionally, in August 1998, the Company completed its first securitization of portfolio receivables, which generated net cash flows to the Company of $2,551,684. The combined $5,551,684 was used to retire the Company's credit facility and existing equipment loans leaving the balance available for operations.

Cash at December 31, 1999 decreased by $315,464 from September 30, 1999, which was the result of $285,618 used in operating activities, $4,400 used in investing activities, and $25,446 used in financing activities. This represents a 59.6% improvement over the same period in the prior year.

  Recent Events

     Restructuring Program

     As a result of these cash decreases, management has implemented the Company's restructuring and cost-reduction program approved by the Board on December 14, 1999. The program is designed to achieve a $1 million reduction in operating costs, increase revenues and restore the Company to profitability at current operating levels in the near term. The program includes significant personnel and general payroll reductions and consolidations of positions throughout the Company at all levels, with over $400,000 of annualized cost savings to be realized from consolidation of executive level positions.

     The Company has also begun restructuring its operating units to minimize the amount of office space it occupies within its building, allowing the Company to reduce occupancy costs, increase rental income, and potentially extract in excess of $2.5 million cash out of the building by either refinancing the mortgage note payable or selling the building sometime during fiscal 2000. This estimate is based on a recent independent appraisal of the property. Additionally, the Company is negotiating to sell principally all of its wholly owned portfolio receivables, which have a book value of $797,208 as of December 31, 1999. As these portfolio receivables were purchased with Company cash, all of the proceeds from this sale will be immediately available for operations. Management expects the proceeds from this sale to exceed the December 31, 1999 book value of these assets. Finally, the Company is actively exploring possible financing sources as well as the possibility of issuing additional debt and/or equity to provide additional capital, but has no commitment to do so.

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

     Management Changes

     On December 22, 1999, the Board of Directors appointed John Hindman to Chief Executive Officer and elected Mr. Hindman to the Board of Directors. Mr. Hindman will assume management responsibility for the daily operations and report directly to the Board. Mr. Hindman succeeds Manuel Occiano, who served as the Chief Executive Officer since September 1998. Mr. Hindman joined the Company as Chief Financial Officer in September 1998, and also will continue to hold that position.

     Farrest Hayden and Otto Lacayo, the co-founders of the Company, will remain active as Directors, with Mr. Hayden continuing to serve as Chairman of the Board, although they are relinquishing their daily operational responsibilities.

Year 2000

In early 1997 the Company began addressing the impact of the Year 2000 to its data processing systems. Key financial information and operational systems were addressed and detailed plans were developed to ensure that Year 2000 system modifications were in place by September 1998 for all critical systems. As most of the critical software used by the Company is purchased from vendors which had already made the necessary Year 2000 changes, the Company concentrated its efforts on testing its "Year 2000 Compliant" systems.

The Company did not encounter any significant system issues related to the Year 2000. Based on its operations since January 1, 2000, the Company does not expect any significant impact to its on-going business as a result of the Year 2000. However, it is possible that the full impact of the date change has not been fully recognized. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively impacted if the Year 2000 or similar issues adversely affect one of its major clients or suppliers. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for one of its clients or suppliers.

The Company did not incur any material expenditures in connection with Year 2000 compliance.

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



                                    CYPRESS FINANCIAL SERVICES, INC.


Date:   February 14, 2000           By:  /s/ John C. Hindman
                                         ---------------------------
                                         John C. Hindman
                                         Chief Executive Officer and
                                         Chief Financial Officer