Form 10QSB
period 2000-03-31
CYPRESS FINANCIAL SERVICES INC
filed 2000-05-05
CIK 811510

================================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2000 the issuer had 6,526,904 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes     No  X
                                                                ---    ---

================================================================================

                       CYPRESS FINANCIAL SERVICES, INC.
                                  FORM 10-QSB

                                     INDEX

PART I.      FINANCIAL INFORMATION                                      Page
                                                                        ----
     Item 1.   Condensed Consolidated Balance Sheet as of
               March 31, 2000.......................................... 1

               Condensed Consolidated Statements of
               Operations for the six month periods ended
               March 31, 2000 and 1999................................. 2

               Condensed Consolidated Statements of
               Operations for the three month periods ended
               March 31, 2000 and 1999................................. 3

               Condensed Consolidated Statements of
               Cash Flows for the six month periods ended
               March 31, 2000 and 1999................................. 4


               Notes to Condensed Consolidated Financial
               Statements.............................................. 5 to 8

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................... 9 to 12

PART II.     OTHER INFORMATION

     Item 1.   Legal Proceedings....................................... 13

     Item 2.   Changes in Securities................................... 13

     Item 3.   Defaults Upon Senior Securities......................... 13

     Item 4.   Submission of Matters to a Vote of Security Holders..... 13

     Item 5.   Other Information....................................... 13

     Item 6.   Exhibits and Reports on Form 8-K........................ 13


                       CYPRESS FINANCIAL SERVICES, INC.
                       --------------------------------
                               AND SUBSIDIARIES
                               ----------------

               CONDENSED (UNAUDITED) CONSOLIDATED BALANCE SHEET
               ------------------------------------------------
                                MARCH 31, 2000
                                --------------

                                                ASSETS
                                                ------
    Cash                                                                                          $      216,232
    Restricted cash                                                                                      508,807
    Accounts receivable, net                                                                             187,734
    Portfolio receivables, net                                                                           700,811
    Property, net                                                                                      3,033,771
    Notes receivable                                                                                     100,000
    Prepaid expenses and other                                                                           288,603
                                                                                                  --------------
              Total assets                                                                        $    5,035,958
                                                                                                  ==============


                                 LIABILITIES AND SHAREHOLDERS' EQUITY
                                 ------------------------------------

    Accounts payable                                                                              $       67,188
    Trust payables                                                                                       508,807
    Accrued liabilities                                                                                  238,272
    Notes payable                                                                                      1,812,578
    Capital lease obligations                                                                            321,447
                                                                                                  --------------
              Total liabilities                                                                        2,948,292
                                                                                                  --------------
    COMMITMENTS AND CONTINGENCIES

    SHAREHOLDERS' EQUITY:
       Series A convertible, redeemable preferred stock, $0.001 par value, stated at $2.00 liquidation preference per share, 5,000,000
            shares authorized; 345,000 shares issued and outstanding                                     690,000
       Common stock, $0.001 par value; 30,000,000 shares authorized;
            6,526,905 shares issued and outstanding                                                        6,527
       Paid-in capital                                                                                 3,620,101
       Accumulated deficit                                                                            (2,228,962)
                                                                                                  --------------
              Total shareholders' equity                                                               2,087,666
                                                                                                  --------------
                                                                                                  $    5,035,958
                                                                                                  ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CYPRESS FINANCIAL SERVICES, INC.
                       -------------------------------
                               AND SUBSIDIARIES
                               ----------------

          CONDENSED (UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS
          -----------------------------------------------------------

            FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
            -------------------------------------------------------

                                                                                      2000              1999
                                                                                 -------------     -------------
REVENUES:                                                                        $   2,331,861     $   2,447,131

OPERATING EXPENSES:
    Salaries, wages and related benefits                                             1,757,979         2,053,412
    Selling, general and administrative                                                617,777           890,376
    Losses on portfolio receivables                                                    177,676           261,647
    Depreciation                                                                       116,300            87,043
                                                                                 -------------     -------------
                                                                                     2,669,732         3,292,478
                                                                                 -------------     -------------
LOSS FROM OPERATIONS                                                                  (337,871)         (845,347)
                                                                                 -------------     -------------
OTHER INCOME (EXPENSE):
    Interest expense, net                                                              (80,101)          (41,091)
    Rental operations, net                                                              59,297            42,101
                                                                                 -------------     -------------
                                                                                       (20,804)            1,010
                                                                                 -------------     -------------
LOSS BEFORE BENEFIT FOR INCOME TAXES                                                  (358,675)         (844,337)

BENEFIT FOR INCOME TAXES                                                                     -          (286,482)
                                                                                 -------------     -------------
NET LOSS                                                                         $    (358,675)    $    (557,855)
                                                                                 =============     =============

Earnings per share:
     Basic                                                                       $       (0.05)    $       (0.09)
     Diluted                                                                     $       (0.05)    $       (0.09)

Number of shares used in computing earnings per share:
     Basic                                                                           6,526,912         6,527,507
     Diluted                                                                         6,526,912         6,527,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CYPRESS FINANCIAL SERVICES, INC.
                       --------------------------------
                               AND SUBSIDIARIES
                               ----------------

          CONDENSED (UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS
          -----------------------------------------------------------

           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
           ---------------------------------------------------------

                                                                                       2000             1999
                                                                                 -------------     -------------
REVENUES:                                                                        $   1,246,709     $   1,327,761

OPERATING EXPENSES:
    Salaries, wages and related benefits                                               764,102         1,139,713
    Selling, general and administrative                                                328,658           558,040
    Losses on portfolio receivables                                                     84,939           164,634
    Depreciation                                                                        59,999            43,521
                                                                                 -------------     -------------
                                                                                     1,237,698         1,905,908
                                                                                 -------------     -------------
INCOME (LOSS) FROM OPERATIONS                                                            9,011          (578,147)
                                                                                 -------------     -------------
OTHER INCOME (EXPENSE):
    Interest expense, net                                                              (36,080)          (26,681)
    Rental operations, net                                                              41,905            15,990
                                                                                 -------------     -------------
                                                                                         5,825           (10,691)
                                                                                 -------------     -------------
INCOME (LOSS) BEFORE BENEFIT FOR INCOME TAXES                                           14,836          (588,838)

BENEFIT FOR INCOME TAXES                                                                    -           (199,137)
                                                                                 -------------     -------------
NET INCOME (LOSS)                                                                $      14,836     $    (389,701)
                                                                                 =============     =============

Earnings per share:
     Basic                                                                       $        0.00     $       (0.06)
     Diluted                                                                     $        0.00     $       (0.06)

Number of shares used in computing earnings per share:
     Basic                                                                           6,526,911         6,527,507
     Diluted                                                                         6,880,750         6,527,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CYPRESS FINANCIAL SERVICES, INC.
                       -------------------------------
                               AND SUBSIDIARIES
                               ----------------

          CONDENSED (UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS
          -----------------------------------------------------------

            FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
            -------------------------------------------------------

                                                                                      2000              1999
                                                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      $   (358,675)     $   (557,855)
    Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                                  125,174            91,064
        Changes in operating assets and liabilities:
           Increase in restricted cash                                                 (96,992)          (98,805)
           Increase in accounts receivable, net                                         (6,858)          (66,376)
           (Increase) decrease in portfolio receivables                                204,409          (510,492)
           Increase in prepaid expenses and other                                     (142,939)          (25,123)
           Increase in accounts payable                                                 13,076             9,167
           Increase in trust payables                                                   96,992            98,805
           Increase (decrease) in accrued liabilities                                  (92,058)          112,159
           Decrease in deferred income taxes                                                 -          (295,518)
                                                                                  ------------      ------------
                    Net cash used in operating activities                             (257,871)       (1,242,974)
                                                                                  ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property                                                              (27,056)         (259,615)
                                                                                  ------------      ------------
                    Net cash used in investing activities                              (27,056)         (259,615)
                                                                                  ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchases of common stock                                                              (30)           (1,383)
    Net loans to officers                                                               50,000                 -
    Principal payments on notes payable                                                (10,932)          (10,509)
    Principal payments on capital lease obligations                                    (39,436)          (19,094)
                                                                                  ------------      ------------
                    Net cash used in financing activities                                 (398)          (30,986)
                                                                                  ------------      ------------
NET DECREASE IN CASH                                                                  (285,325)       (1,533,575)

CASH, at beginning of period                                                           501,557         2,329,751
                                                                                  ------------      ------------
CASH, at end of period                                                            $    216,232      $    796,176
                                                                                  ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CYPRESS FINANCIAL SERVICES, INC.
                       -------------------------------
                               AND SUBSIDIARIES
                               ----------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                                MARCH 31, 2000
                                --------------


1.   Quarterly Information
     ---------------------

The accompanying unaudited, condensed and consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all disclosures that would be presented in the Annual Report on Form 10- KSB of Cypress Financial Services, Inc., a Nevada corporation, (together with its subsidiaries, the Company). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's 1999 Annual Report on Form 10-KSB.

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

3.   Operating Losses
     ----------------

The Company incurred significant operating losses during the year ended September 30, 1999, as well as the quarter ended December 31, 1999. Management has subsequently implemented specific cost reduction measures, including, but not limited to certain personnel reductions as well as general payroll reductions. The Company has also restructured its operating units to minimize the amount of office space it occupies within its building, allowing the Company to reduce occupancy costs and increase rental income.

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

     f.   Trust Accounts and Restricted Cash
          ----------------------------------

     The Company maintains trust accounts for the benefit of its customers. Related funds are deposited in trust bank accounts and reflected as a trust liability until such amounts held in trust are remitted to customers. The trust accounts cash balances of $508,807 are reflected as restricted cash and trust payables in the accompanying condensed consolidated balance sheet.

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

5.   Portfolio Receivables
     ---------------------
The cost basis of portfolio receivables (Receivables) activity consists of the following as of March 31, 2000, and for the six months then ended:

         Portfolio receivables at September 30, 1999                          $ 905,220
           Increase in allowance for losses on portfolio receivables           (177,676)
           Collections applied to cost basis                                    (26,733)
                                                                              ---------
         Portfolio receivables at March 31, 2000                              $ 700,811
                                                                              =========

For the six months ended March 31, 2000 and 1999, the Company had gross collections from the Receivables of $314,520 and $507,416, respectively. After applying $26,733 and $51,188 to the cost basis for the six months ended March 31, 2000 and 1999, respectively, $287,787 and $456,228 was recognized as portfolio receivables revenue in the accompanying condensed consolidated statements of operations.

For the six months ended March 31, 2000 and 1999, the Company had proceeds from sales of the Receivables of $0 and $478,034, respectively. After applying $0 and $299,358 to the cost basis for the six months ended March 31, 2000 and 1999, respectively, $0 and $178,676 was recognized as portfolio receivables revenue in the accompanying condensed consolidated statements of operations.

On August 14, 1998 the Company sold Receivables with a book value of $224,634 to a wholly owned subsidiary for $2,750,000, which issued interest-bearing asset-backed securities to Pacific Life Insurance Company for the same amount. As permitted by SFAS No. 125, the Company considers the transfer of Receivables where the Company surrenders control over the Receivables a sale and does not include the wholly owned subsidiary in its consolidated financial statements. For the six months ended March 31, 2000 and 1999, the Company had gross collections from these Receivables of $445,566 and $764,868, respectively, of which $95,975 and $170,818 was recognized as service fee revenue in the accompanying condensed consolidated statements of operations.

Due to the nature of these Receivables, there is no assurance that historical collection results will reflect the future collectibility of the face value of the Receivables.

6.   Property
     --------

Property consists of the following:

                      Land                                      $   866,575
                      Building                                    1,540,577
                      Equipment and furnishings                   2,405,504
                                                                -----------
                                                                  4,812,656
                        Less--Accumulated depreciation            1,778,885
                                                                 ----------
                                                                $ 3,033,771
                                                                ===========

7.   Notes Payable
     -------------

Notes payable consists of a mortgage note payable to a bank, collateralized by land and a building, due in monthly payments of $14,089, including interest at 8 percent per annum, through December 2000, at which time the entire principal balance is due and payable.

8.   Income Taxes
     ------------

Income tax expense for the periods presented is based on the estimated effective tax rate to be incurred for the year. Because certain items of income and expense are not recognized in the same year in the financial statements of the Company as in its Federal and California tax returns, deferred assets and liabilities are created. Due to a valuation allowance, the accompanying condensed consolidated balance sheet reflects a net deferred tax asset of $0.

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

Pursuant to an odd-lot tender offer dated January 30, 1999 whereby the Company offered to purchase all outstanding shares of common stock held in odd-lots of 1-99 shares at $3.00 per share and a minimum tender offer of $5.00 to each tendering shareholder, the Company purchased 666 shares of common stock through March 31, 2000 at an aggregate cost of $2,302.

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

Results of Operations

The following table summarizes the gross collection and revenue activities for the six months ended March 31, 2000 and 1999.

                                                                                          % change
                                             2000        %        1999         %     Positive (Negative)
                                         -----------   ----    -----------   ----    -------------------
Gross collections                        $ 7,882,546    100%   $ 8,095,824    100%         -2.6%
Less: Remittances to holders of
     portfolio backed securities            (347,939)    -4%      (595,581)    -7%         41.6%
Less: Clients' share of collections       (5,176,013)   -66%    (5,180,600)   -64%          0.1%
                                         -----------           -----------            ---------------
Net fees                                   2,358,594     30%     2,319,643     29%          1.7%

Less: Fees applied to cost basis
     of portfolio receivables                (26,733)    -0%       (51,188)    -1%         47.8%
                                         -----------           -----------            ---------------
Fee revenue                              $ 2,331,861     30%   $ 2,268,455     28%          2.8%

Gain on sale of portfolio receivables              -      0%       178,676      2%       -100.0%
                                         -----------           -----------            ---------------
Total revenue                            $ 2,331,861     30%   $ 2,447,131     30%         -4.7%
                                         ===========           ===========            ===============

Total gross collections decreased by $213,278, or 2.6%, from $8,095,824 for the six months ended March 31, 1999 to $7,882,546 for the six months ended March 31, 2000. The significant components of gross collections can be summarized into three categories; contingency collections, portfolio receivables collections, and securitization collections. Contingency collections increased by $298,920, or 4.4%, from $6,823,540 for the six months ended March 31, 1999 to $7,122,460 for the six months ended March 31, 2000. Portfolio receivables collections decreased by $192,896, or 38.0%, from $507,416 for the six months ended March 31, 1999 to $314,520 for the six months ended March 31, 2000. Securitization collections decreased by $319,302, or 41.7%, from $764,868 for the six months ended March 31, 1999 to $445,566 for the six months ended March 31, 2000. The decreases noted in portfolio receivables collections as well as securitization collections are to be expected given the fact that both pools are static, i.e. no new receivables are being added to these pools. Assuming the Company does not purchase additional receivables or perform additional securitizations, these categories should continue to decrease. The Company's current growth strategy is focused on contingency collections. By actively pursuing additional business in all three of its business segments, health care, banking and retail, the Company anticipates continued growth in contingency collections.

Net fees recognized from gross collections increased by $38,951, or 1.7%, from $2,319,643 for the six months ended March 31, 1999 to $2,358,594 for the six months ended March 31, 2000. Net fees recognized from gross collections is calculated by reducing gross collections by remittances to clients for their share of collections and by remittances to holders of portfolio backed securities. As a percentage of gross collections, remittances to clients for their share of collections remained flat at approximately 65%. However, remittances to holders of portfolio backed securities decreased by $247,642 from $595,581 for the six months ended March 31, 1999 to $347,939 for the six months ended March 31, 2000. As discussed above, the static nature of the securitized receivables is the cause of this decrease and is to be expected.

Fee revenue increased by $63,406, or 2.8%, from $2,268,455 for the six months ended March 31, 1999 to $2,331,861 for the six months ended March 31, 2000. Fee revenue is calculated by reducing net fees recognized from gross collections by fees applied to cost basis of portfolio receivables. These applied fees decreased by 47.8% due to the static nature of this pool of receivables as discussed above.

The balance of total revenue consists of gain on sale of portfolio receivables. The Company did not sell any receivables during the six months ended March 31, 2000. Therefore, gain on sale of portfolio receivables decreased by $178,676, or 100.0%, from $178,676 for the six months ended March 31, 1999 to $0 for the six months ended March 31, 2000.

Operating expenses decreased by $622,746, or 18.9%, from $3,292,478 for the six months ended March 31, 1999 to $2,669,732 for the six months ended March 31, 2000. The significant components of this decrease are discussed below. Please refer to "Restructuring Program" within the "Liquidity and Capital Resources" section for further discussion regarding the Company's restructuring and cost reduction program designed to restore the Company to profitability at current operating levels.

Salaries, wages and related benefits decreased by $295,433, or 14.4%, from $2,053,412 for the six months ended March 31, 1999 to $1,757,979 for the six months ended March 31, 2000. This decrease was caused by a reduction in the Company's billing and collecting staff, benefit expenses associated with these billers and collectors, as well as specific reductions to the Company's management team.

Selling, general and administrative expenses decreased by 272,599, or 30.6%, from $890,376 for the six months ended March 31, 1999 to $617,777 for the six months ended March 31, 2000. This decrease is principally attributable to the absence of certain non-recurring, non-operating expenses associated with the execution of the Company's fiscal 1999 strategic growth plan, which included, among other things, fees paid for due diligence work related to acquisition activities, attorney fees, and fees paid to third party financial advisors.

The Company ratably allocates the cost of purchased loans receivable portfolios on an account by account basis. Collections received from any one account are applied first to the basis of the respective account before revenue is recognized. Integral to the Company's collection operations is the timely identification of accounts that are deemed uncollectible. The uncollectibility of an account is primarily based on the current status of the account (i.e. bankrupt, deceased, etc.) and the historical experience of the specific portfolio as well as similar portfolios. The Company records an allowance for loan losses reflecting the accumulated costs allocated to those accounts deemed uncollectible to properly reflect management's estimate of the remaining net proceeds to be realized from a given portfolio. Accordingly, for the six months ended March 31, 2000, the Company increased its allowance for loan losses on acquired portfolios by $177,676.

Depreciation expense increased 33.6% over the same period last year principally due to certain technology upgrades as well as furniture purchases made by the Company in the fourth quarter of fiscal 1998 as well as the first quarter of fiscal 1999.

Interest expense increased to $80,101 for the six months ended March 31, 2000 from $41,091 for the six months ended March 31, 1999. This 94.9% increase is the result of the Company entering into four capital leases during the third quarter of fiscal 1999. The value of the property acquired through the capital leases totaled $272,857.

Net income from rental operations increased by $17,196, or 40.8%, from $42,101 for the six months ended March 31, 1999 to $59,297 for the six months ended March 31, 2000. This increase is directly attributable to the addition of a significant tenant during the second quarter of the current fiscal year.

Liquidity and Capital Resources

The Company currently has outstanding long-term debt with financial institutions totaling $2,134,025. The Company's mortgage note has a remaining balance of $1,812,578, carries an interest rate of 8% per annum and is due in December 2000. Additionally, the Company leases certain equipment under non- cancelable capital leases which expire at various times through fiscal 2004, which have a remaining balance of $321,447 at March 31, 2000.

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

Cash at March 31, 2000 decreased by $285,324 from September 30, 1999, which was the result of $257,871 used in operating activities, $27,056 used in investing activities, and $398 used in financing activities. This represents an 81.4% improvement over the same period in the prior year.

Restructuring Program

As a result of these cash decreases, management has implemented the Company's restructuring and cost reduction program approved by the Board on December 14, 1999. The program is designed to achieve a $1 million reduction in operating costs, increase revenues and restore the Company to profitability at current operating levels. The program includes significant personnel and general payroll reductions and consolidations of positions throughout the Company at all levels, with over $400,000 of annualized cost savings to be realized from consolidation of executive level positions.

The Company has also restructured its operating units to minimize the amount of office space it occupies within its building, allowing the Company to reduce occupancy costs, increase rental income, and potentially extract in excess of $2.5 million cash out of the building by either refinancing the mortgage note payable or selling the building sometime during fiscal 2000. This estimate is based on a recent independent appraisal of the property. Additionally, the Company is actively exploring possible financing sources as well as the possibility of issuing additional debt and/or equity to provide additional capital, but has no commitment to do so.

Due to these cost reduction measures, cash at March 31, 2000 increased by $30,142 from December 31, 1999, which was the result of $27,749 provided by operating activities, $22,655 used in investing activities, and $25,048 provided by financing activities. Operating expenses decreased by 668,210, or 35.1%, from $1,905,908 for the three months ended March 31, 1999 to $1,237,698 for the three months ended March 31, 2000. Pretax income increased by $603,674 from $(588,838) for the three months ended March 31, 1999 to $14,836 for the three months ended March 31, 2000.

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

          Not Applicable

Item 3.   Defaults Upon Senior Securities

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          Registrant's Information Statement dated January 28, 2000 as previously filed, includes a description of matters approved by written consent of a majority of outstanding shares in lieu of an annual meeting of stockholders, and is incorporated by reference herein.

          On March 27, 2000, the holders of a majority of the outstanding shares of the Company's common stock and Series A Preferred Stock executed written consents approving an amendment to the Company's Stock Option Plan to reserve an additional 1,500,000 shares of common stock for future option grants under the Plan. An Information Statement will be filed with the Commission and distributed to shareholders with regard to this action.

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



                                                CYPRESS FINANCIAL SERVICES, INC.


Date: May 5, 2000                              By: /s/ John C. Hindman
                                                    ---------------------------
                                                    John C. Hindman
                                                    Chief Executive Officer and
                                                    Chief Financial Officer