Form 10QSB
period 2000-06-30
CYPRESS FINANCIAL SERVICES INC
filed 2000-08-14
CIK 811510

================================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2000 the issuer had 21,493,904 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes  [_]   No  [X]


================================================================================

                        CYPRESS FINANCIAL SERVICES, INC.
                                  FORM 10-QSB

                                     INDEX

                                                                         Page
                                                                         ----
PART I.  FINANCIAL INFORMATION


   Item 1. Condensed Consolidated Balance Sheet as of
           June 30, 20001...........................................     1

           Condensed Consolidated Statements of
           Operations for the nine month periods ended
           June 30, 2000 and 1999...................................     2

           Condensed Consolidated Statements of
           Operations for the three month periods ended
           June 30, 2000 and 1999...................................     3

           Condensed Consolidated Statements of
           Cash Flows for the nine month periods ended
           June 30, 2000 and 1999...................................     4

           Notes to Condensed Consolidated Financial
           Statements...............................................     5 to 8

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................     9 to 12


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

                       CYPRESS FINANCIAL SERVICES, INC.
                       --------------------------------
                               AND SUBSIDIARIES
                               ----------------

               CONDENSED (UNAUDITED) CONSOLIDATED BALANCE SHEET
               ------------------------------------------------

                                 JUNE 30, 2000
                                 -------------


                                    ASSETS
                                    ------

Cash                                                                   $ 7,319,708
Restricted cash                                                            382,919
Accounts receivable, net                                                   197,535
Portfolio receivables, net                                                 591,614
Property, net                                                            3,004,009
Note receivable from officer                                               100,000
Prepaid expenses and other                                                 331,734
                                                                       -----------
          Total assets                                                 $11,927,519
                                                                       ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Accounts payable                                                       $    37,942
Trust payables                                                             382,919
Accrued liabilities                                                        294,262
Notes payable                                                            1,807,350
Capital lease obligations                                                  300,194
                                                                       -----------
          Total liabilities                                              2,822,667
                                                                       -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Series A convertible, redeemable preferred stock, $0.001 par value, stated at $2.00 liquidation preference per share, 5,000,000
      shares authorized; 345,000 shares issued and outstanding             690,000
   Common stock, $0.001 par value; 30,000,000 shares authorized;
      21,493,904 shares issued and outstanding                              21,494
   Paid-in capital                                                      10,649,689
   Accumulated deficit                                                  (2,256,331)
                                                                       -----------
          Total shareholders' equity                                     9,104,852
                                                                       -----------
                                                                       $11,927,519
                                                                       ===========

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

                       CYPRESS FINANCIAL SERVICES, INC.
                       --------------------------------
                               AND SUBSIDIARIES
                               ----------------

          CONDENSED (UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS
          -----------------------------------------------------------

            FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
            -------------------------------------------------------



                                                         2000           1999
                                                      ----------    -----------

REVENUES:                                             $3,524,517    $ 3,991,309

OPERATING EXPENSES:
    Salaries, wages and related benefits               2,473,529      3,323,505
    Selling, general and administrative                  988,649      1,378,525
    Losses on portfolio receivables                      271,661        406,886
    Depreciation                                         152,904        141,672
                                                      ----------    -----------
                                                       3,886,743      5,250,588
                                                      ----------    -----------
LOSS FROM OPERATIONS                                    (362,226)    (1,259,279)
                                                      ----------    -----------
OTHER INCOME (EXPENSE):
    Interest expense, net                               (135,698)       (79,604)
    Rental operations, net                               111,881         67,707
                                                      ----------    -----------
                                                         (23,817)       (11,897)
                                                      ----------    -----------
LOSS BEFORE BENEFIT FOR INCOME TAXES                    (386,043)    (1,271,176)

BENEFIT FOR INCOME TAXES                                       -       (435,875)
                                                      ----------    -----------
NET LOSS                                              $ (386,043)   $  (835,301)
                                                      ==========    ===========

Earnings per share:
     Basic                                            $    (0.05)   $     (0.13)
     Diluted                                          $    (0.05)   $     (0.13)

Number of shares used in computing earnings per share:
     Basic                                             8,220,255      6,527,331
     Diluted                                           8,220,255      6,527,331



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

                        CYPRESS FINANCIAL SERVICES, INC.
                        --------------------------------
                                AND SUBSIDIARIES
                                ----------------

          CONDENSED (UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS
          -----------------------------------------------------------

            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
            --------------------------------------------------------

                                                                2000          1999
                                                            -----------    ----------
REVENUES:                                                   $ 1,192,656    $1,544,178

OPERATING EXPENSES:
    Salaries, wages and related benefits                        715,550     1,270,094
    Selling, general and administrative                         370,872       488,149
    Losses on portfolio receivables                              93,985       145,239
    Depreciation                                                 36,604        54,629
                                                            -----------    ----------
                                                              1,217,011     1,958,111
                                                            -----------    ----------
INCOME (LOSS) FROM OPERATIONS                                   (24,355)     (413,933)
                                                            -----------    ----------
OTHER INCOME (EXPENSE):
    Interest expense, net                                       (55,596)      (38,513)
    Rental operations, net                                       52,584        25,606
                                                            -----------    ----------
                                                                 (3,012)      (12,907)
                                                            -----------    ----------
INCOME (LOSS) BEFORE BENEFIT FOR INCOME TAXES                   (27,367)     (426,840)

BENEFIT FOR INCOME TAXES                                              -      (149,394)
                                                            -----------    ----------
NET INCOME (LOSS)                                           $   (27,367)   $ (277,446)
                                                            ===========    ==========

Earnings per share:
     Basic                                                  $     (0.00)   $    (0.04)
     Diluted                                                $     (0.00)   $    (0.04)

Number of shares used in computing earnings per share:
     Basic                                                   11,625,553     6,526,978
     Diluted                                                 11,625,553     6,526,978

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

                        CYPRESS FINANCIAL SERVICES, INC.
                        --------------------------------
                                AND SUBSIDIARIES
                                ----------------

          CONDENSED (UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS
          -----------------------------------------------------------

            FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
            -------------------------------------------------------

                                                                            2000           1999
                                                                         ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                             $ (386,044)   $  (835,301)
    Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
         Depreciation and amortization                                      165,406        154,023
         Changes in operating assets and liabilities:
            (Increase) decrease in restricted cash                           28,896        (20,850)
            (Increase) decrease in accounts receivable, net                 (16,658)        92,339
            (Increase) decrease in portfolio receivables                    313,606       (306,719)
            Increase in prepaid expenses and other                         (188,080)       (22,566)
            Increase (decrease) in accounts payable                         (16,170)        20,703
            Increase (decrease) in trust payables                           (28,896)        20,850
            Increase (decrease) in accrued liabilities                      (36,068)        15,048
            Decrease in deferred income taxes                                     -       (444,911)
                                                                         ----------    -----------
                    Net cash used in operating activities                  (164,008)    (1,327,384)
                                                                         ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property                                                    (35,516)      (330,990)
   Proceeds from sale of property                                                 -         26,483
                                                                         ----------    -----------
                    Net cash used in investing activities                   (35,516)      (304,507)
                                                                         ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock, net                                         7,094,560              -
    Purchases of common stock                                               (50,035)        (2,267)
    Net loans to officers                                                    50,000          2,013
    Principal payments on notes payable                                     (16,161)       (15,319)
    Principal payments on capital lease obligations                         (60,689)       (36,315)
                                                                         ----------    -----------
                    Net cash provided by (used in) financing activities   7,017,675        (51,888)
                                                                         ----------    -----------
NET INCREASE (DECREASE) IN CASH                                           6,818,151     (1,683,779)

CASH, at beginning of period                                                501,557      2,329,751
                                                                         ----------    -----------
CASH, at end of period                                                   $7,319,708    $   645,972
                                                                         ==========    ===========

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

                                 JUNE 30, 2000
                                 -------------



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

     f.  Trust Accounts and Restricted Cash
         ----------------------------------

     The Company maintains trust accounts for the benefit of its customers. Related funds are deposited in trust bank accounts and reflected as a trust liability until such amounts held in trust are remitted to customers. The trust accounts cash balances of $382,919 are reflected as restricted cash and trust payables in the accompanying condensed consolidated balance sheet.

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

5.   Portfolio Receivables
     ---------------------

The cost basis of portfolio receivables (Receivables) activity consists of the following as of June 30, 2000, and for the nine months then ended:


     Portfolio receivables at September 30, 1999                 $905,220
      Increase in allowance for losses on portfolio receivables  (271,661)
      Collections applied to cost basis                           (41,945)
                                                                 --------
     Portfolio receivables at June 30, 2000                      $591,614
                                                                 ========

For the nine months ended June 30, 2000 and 1999, the Company had gross collections from the Receivables of $482,471 and $794,870, respectively. After applying $41,945 and $92,368 to the cost basis for the nine months ended June 30, 2000 and 1999, respectively, $440,526 and $702,502 was recognized as portfolio receivables revenue in the accompanying condensed consolidated statements of operations.

For the nine months ended June 30, 2000 and 1999, the Company had proceeds from sales of the Receivables of $0 and $472,000, respectively. After applying $0 and $294,912 to the cost basis for the nine months ended June 30, 2000 and 1999, respectively, $0 and $177,088 was recognized as portfolio receivables revenue in the accompanying condensed consolidated statements of operations.

On August 14, 1998 the Company sold Receivables with a book value of $224,634 to a wholly owned subsidiary for $2,750,000, which issued interest-bearing asset-backed securities to Pacific Life Insurance Company for the same amount. As permitted by SFAS No. 125, the Company considers the transfer of Receivables where the Company surrenders control over the Receivables a sale and does not include the wholly owned subsidiary in its consolidated financial statements. For the nine months ended June 30, 2000 and 1999, the Company had gross collections from these Receivables of $653,862 and $1,151,477, respectively, of which $139,188 and $256,085 was recognized as service fee revenue in the accompanying condensed consolidated statements of operations.

Due to the nature of these Receivables, there is no assurance that historical collection results will reflect the future collectibility of the face value of the Receivables.

6.  Property
    --------

Property consists of the following:

            Land                                  $  866,575
            Building                               1,540,577
            Equipment and furnishings              1,358,481
                                                  ----------
                                                   3,765,633
              Less--Accumulated depreciation         761,624
                                                  ----------
                                                  $3,004,009
                                                  ==========

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

9.  Stockholders' Equity Transactions
    ---------------------------------

On May 30, 2000, the Company sold 15,000,000 shares of its common stock, representing 62% of the outstanding common stock of the Company on a fully diluted basis, to FBR Financial Fund II, L.P., an institutional investor, for $7,500,000.

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

Pursuant to an odd-lot tender offer dated January 30, 1999 whereby the Company offered to purchase all outstanding shares of common stock held in odd-lots of 1-99 shares at $3.00 per share and a minimum tender offer of $5.00 to each tendering shareholder, the Company purchased 667 shares of common stock through June 30, 2000 at an aggregate cost of $2,307.

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

Certain statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as elsewhere in this Quarterly Report on Form 10-QSB are forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, without limitation, statements using words such as "may," "potential," "expects," "believes," "estimates," "plans," "intends," "anticipates," and similar expressions. These forward-looking statements are subject to risks and uncertainties that could cause actual results to vary materially from those expressed, implied or projected by such statements. Certain factors that might cause a difference as well as other risks are detailed in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 and later filed SEC reports. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based.

Results of Operations

The following table summarizes the gross collection and revenue activities for the nine months ended June 30, 2000 and 1999.

                                                                                          %  Positive
                                                 2000          %       1999         %      (Negative)
                                              -----------    ----    -----------   ----   ------------
   Gross collections                          $12,044,774    100%   $12,426,114    100%           -3.1%
   Less: Remittances to holders of
        portfolio backed securities              (512,225)    -4%      (897,907)    -7%           43.0%
   Less: Clients' share of collections         (7,966,087)   -66%    (7,621,618)   -61%           -4.5%
                                              -----------           -----------                 ------
   Net fees                                     3,566,462     30%     3,906,589     31%           -8.7%

   Less: Fees applied to cost basis
        of portfolio receivables                  (41,945)    -0%       (92,368)    -1%           54.6%
                                              -----------           -----------                 ------
   Fee revenue                                $ 3,524,517     29%   $ 3,814,221     31%           -7.6%

   Gain on sale of portfolio receivables                -      0%       177,088      1%         -100.0%
                                              -----------           -----------                 ------
   Total revenue                              $ 3,524,517     29%   $ 3,991,309     32%          -11.7%
                                              ===========           ===========                 ======

Total gross collections decreased by $381,340, or 3.1%, from $12,426,114 for the nine months ended June 30, 1999 to $12,044,774 for the nine months ended June 30, 2000. The significant components of gross collections can be summarized into three categories; contingency collections, portfolio receivables collections, and securitization collections. Contingency collections increased by $428,674, or 4.1%, from $10,479,767 for the nine months ended June 30, 1999 to $10,908,441 for the nine months ended June 30, 2000. Portfolio receivables collections decreased by $312,399, or 39.3%, from $794,870 for the nine months ended June 30, 1999 to $482,471 for the nine months ended June 30, 2000. Securitization collections decreased by $497,615, or 43.2%, from $1,151,477 for the nine months ended June 30, 1999 to $653,862 for the nine months ended June 30, 2000. The decreases noted in portfolio receivables collections as well as securitization collections are to be expected given the fact that both pools are static, i.e. no new receivables are being added to these pools. Assuming the Company does not purchase additional receivables or perform additional securitizations, these categories should continue to decrease. The Company's current growth strategy is focused on contingency collections. By actively pursuing additional business in all three of its business segments, health care, banking and retail, the Company anticipates continued growth in contingency collections.

Net fees recognized from gross collections decreased by $340,127, or 8.7%, from $3,906,589 for the nine months ended June 30, 1999 to $3,566,462 for the nine months ended June 30, 2000. Net fees recognized from gross collections is calculated by reducing gross collections by remittances to clients for their share of collections and by remittances to holders of portfolio backed securities. As a percentage of gross collections, remittances to clients' for their share of collections increased from 61% to 66%. This increase has been caused by an increased demand for billing and pre-collect services offered by the Company. As these services are pre-delinquency, the fee per dollar collected is inherently lower. However, remittances to holders of portfolio backed securities decreased by $385,682 from $897,907 for the nine months ended June 30, 1999 to $512,225 for the nine months ended June 30, 2000. As discussed above, the static nature of the securitized receivables is the cause of this decrease and is to be expected.

Fee revenue decreased by $289,704, or 7.6%, from $3,814,221 for the nine months ended June 30, 1999 to $3,524,517 for the nine months ended June 30, 2000. Fee revenue is calculated by reducing net fees recognized from gross collections by fees applied to cost basis of portfolio receivables. These applied fees decreased by 54.6% due to the static nature of this pool of receivables as discussed above.

The balance of total revenue consists of gain on sale of portfolio receivables. The Company did not sell any receivables during the nine months ended June 30, 2000. Therefore, gain on sale of portfolio receivables decreased by $177,088, or 100.0%, from $177,088 for the nine months ended June 30, 1999 to $0 for the nine months ended June 30, 2000.

Operating expenses decreased by $1,363,845, or 26.0%, from $5,250,588 for the nine months ended June 30, 1999 to $3,886,743 for the nine months ended June 30, 2000. The significant components of this decrease are discussed below. Please refer to "Restructuring Program" within the "Liquidity and Capital Resources" section for further discussion regarding the Company's restructuring and cost reduction program designed to restore the Company to profitability at current operating levels.

Salaries, wages and related benefits decreased by $849,976, or 25.6%, from $3,323,505 for the nine months ended June 30, 1999 to $2,473,529 for the nine months ended June 30, 2000. This decrease was caused by a reduction in the Company's billing and collecting staff, benefit expenses associated with these billers and collectors, as well as specific reductions to the Company's management team.

Selling, general and administrative expenses decreased by $389,876, or 28.3%, from $1,378,525 for the nine months ended June 30, 1999 to $988,649 for the nine months ended June 30, 2000. This decrease is principally attributable to the absence of certain non-recurring, non-operating expenses associated with the execution of the Company's fiscal 1999 strategic growth plan, which included, among other things, fees paid for due diligence work related to acquisition activities, attorney fees, and fees paid to third party financial advisors.

The Company ratably allocates the cost of purchased loans receivable portfolios on an account by account basis. Collections received from any one account are applied first to the basis of the respective account before revenue is recognized. Integral to the Company's collection operations is the timely identification of accounts that are deemed uncollectible. The uncollectibility of an account is primarily based on the current status of the account (i.e. bankrupt, deceased, etc.) and the historical experience of the specific portfolio as well as similar portfolios. The Company records an allowance for loan losses reflecting the accumulated costs allocated to those accounts deemed uncollectible to properly reflect management's estimate of the remaining net proceeds to be realized from a given portfolio. Accordingly, for the nine months ended June 30, 2000, the Company increased its allowance for loan losses on acquired portfolios by $271,661.

Depreciation expense increased 7.9% over the same period last year principally due to certain technology upgrades as well as furniture purchases made by the Company in the fourth quarter of fiscal 1998 as well as the first quarter of fiscal 1999.

Interest expense increased to $56,094 for the nine months ended June 30, 2000 from $79,604 for the nine months ended June 30, 1999. This 70.5% increase is the result of the Company entering into four capital leases during the third quarter of fiscal 1999. The value of the property acquired through the capital leases totaled $272,857.

Net income from rental operations increased by $44,174, or 65.2%, from $67,707 for the nine months ended June 30, 1999 to $111,881 for the nine months ended June 30, 2000. This increase is directly attributable to the addition of two significant tenants during the second and third quarter of the current fiscal year.

Liquidity and Capital Resources

The Company currently has outstanding long-term debt with financial institutions totaling $2,107,544. The Company's mortgage note has a remaining balance of $1,807,350, carries an interest rate of 8% per annum and is due in December 2000. Additionally, the Company leases certain equipment under non-cancelable capital leases which expire at various times through fiscal 2004, which have a remaining balance of $300,194 at June 30, 2000.

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

On May 30, 2000, the Company sold 15,000,000 shares of its common stock, representing 62% of the outstanding common stock of the Company on a fully diluted basis, to FBR Financial Fund II, L.P., an institutional investor, for $7,500,000. Net of transaction expenses, the Company received proceeds of $7,094,560 from the sale, of which the Company intends to use approximately $6,300,000 to acquire (i) all of the outstanding stock of Orange County Professional Services, Inc. and its affiliated companies, and (ii) substantially all of the net assets of Insource Medical Solutions, Inc., RBA Rem-Care, Inc. and Hospital Employee Labor Pool. The Company will use the remainder of the proceeds for working capital purposes and the pursuit of its growth strategy.

Cash at June 30, 2000 increased by $6,818,151 from September 30, 1999, which was the result of $164,008 used in operating activities, $35,516 used in investing activities, and $7,017,675 provided by financing activities. Excluding the $7,094,560 net cash generated through the issuance of stock discussed above, cash decreased by $276,409 from September 30, 1999. This represents an 83.6% improvement over the same period in the prior year.

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

PART II.     OTHER INFORMATION


Item 1.   Legal Proceedings

          Not Applicable

Item 2.   Changes in Securities

          On May 30, 2000, the Company sold 15,000,000 shares of its common stock, representing 62% of the outstanding common stock of the Company on a fully diluted basis, to FBR Financial Fund II, L.P., an institutional investor, for $7,500,000.

Item 3.   Defaults Upon Senior Securities

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          Registrant's Information Statement dated July 14, 2000 as previously filed, includes a description of matters approved by written consent of a majority of outstanding shares in lieu of an annual meeting of stockholders, and is incorporated by reference herein.

          On May 19, 2000, the holders of a majority of the outstanding shares of the Company's common stock and Series A Preferred Stock executed written consents approving amendments to the Company's Articles of Incorporation (i) increasing the Company's capital stock to 55,000,000 shares, consisting of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock; and (ii) changing the Company's name to RevCare, Inc., as well as amendments to the 1995 Stock Option Plan (x) increasing the number of authorized shares of common stock reserved under the Plan from 2,450,000 to 3,250,000 shares; and (y) amending the definition of "Fair Market Value" to allow the Board of Directors to more accurately determine the exercise price of options granted when the common stock is not listed on a national securities exchange or the NASDAQ National Market Reporting System.

Item 5.   Other Information

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          27     Financial Data Schedule

          (b)  Reports on Form 8-K

          On June 14, 2000, the Company filed a report on Form 8-K to disclose a change in control resulting from the sale of 15,000,000 shares of common stock to FBR Financial Fund II, L.P. ("FBR") for $7,500,000 pursuant to a Common Stock Purchase Agreement by and between the Company and FBR, dated May 30, 2000. Additionally, the Company disclosed that on May 30, 2000 it had entered into agreements to purchase (i) all of the outstanding stock of Orange County Professional Services, Inc. and its affiliated companies, and (ii) substantially all of the net assets of Insource Medical Solutions, Inc., RBA Rem-Care, Inc. and Hospital Employee Labor Pool, which are accounts receivable management services or staffing outsourcing businesses.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CYPRESS FINANCIAL SERVICES, INC.


Date:   August 11, 2000             By:  /s/ Manuel Occiano
                                         --------------------------------------
                                         Manuel Occiano
                                         President and Chief Executive Officer


Date:   August 11, 2000             By:  /s/ Kenneth Leighton
                                         --------------------------------------
                                         Kenneth Leighton
                                         Interim Chief Financial Officer
                                         (Principal Accounting Officer)