Form 10KSB
period 2000-09-30
REVCARE INC
filed 2001-01-16
CIK 811510

________________________________________________________________________________

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

      (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [Fee Required]

       For the fiscal year ended September 30, 2000    Commission File Number:0-17192

                                 REVCARE, INC.

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

State issuer's revenues for its most recent fiscal year:  $5,786,480.

State the aggregate market value of the voting stock held by nonaffiliates of the registrant: $2,336,961.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,526,909 shares of Common Stock issued and outstanding as of September 30, 2000.

Transitional Small Business Disclosure Format (Check one):  Yes        No   X
                                                                ------    ---

________________________________________________________________________________

ITEM 1   DESCRIPTION OF BUSINESS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES (SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS USING SUCH WORDS AS "MAY," "POTENTIAL," "EXPECTS," "BELIEVES," "ESTIMATES," "PLANS," "INTENDS," "ANTICIPATES" AND SIMILAR EXPRESSIONS). FOR A DISCUSSION OF CERTAIN FACTORS WHICH MAY AFFECT THE OUTCOMES PROJECTED IN SUCH STATEMENTS, SEE "RISK FACTORS" ON PAGES __ TO __ OF THIS ANNUAL REPORT ON FORM 10-KSB. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED. THESE FORWARD-LOOKING STATEMENTS REPRESENT OUR JUDGMENT AS OF THE DATE OF THE FILING OF THIS ANNUAL REPORT ON FORM 10-KSB. WE DISCLAIM, HOWEVER, ANY INTENT OR OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

Our Company

RevCare, Inc. is one of the leading providers of revenue cycle management services in California, Nevada and Hawaii. We have traditionally focused our services on three segments of the accounts receivable management industry - healthcare, banking and retail. However, with our acquisition of four healthcare revenue cycle management companies in August 2000, we are now concentrating on offering our comprehensive and integrated suite of services to manage the revenue cycle of healthcare providers. We now have the ability to provide the services required by our healthcare clients to manage all phases of their revenue cycle, which include:

     .    physician and hospital billing,
     .    non-delinquent and delinquent receivable collections,
     .    reimbursement maximization projects,
     .    back-office staffing and outsourcing, and
     .    litigation management services

We have significant presence in the Southern California, Las Vegas and Hawaii healthcare markets. We provide services to approximately 750 healthcare facilities in these geographic areas. We currently manage over $1.7 billion in receivables for our billing and collections clients on an annual basis. We have contracts to provide reimbursement maximization projects to approximately fifty healthcare facilities in the western region of the Unites States. We provide back-office temporary staffing and outsourcing to approximately 200 facilities in Southern California.

We believe our recent acquisitions will allow us to continue to access various sources of capital to fund our ongoing growth, which many include additional acquisitions of companies in geographic areas where there is a demand for our services. Our immediate goal is to become the most prominent provider of revenue cycle management services to healthcare providers in the western region of the United States. The August 2000 acquisitions are expected to provide us with the additional resources necessary to embark on two important initiatives that will enhance our client service delivery processes:

     . a data repository of raw account information that we will process to form a healthcare receivable knowledge base, and
     . a professional development center designed to continually expand the basic, technical and regulatory compliance knowledge of our staff.

While we are directing our services primarily to the healthcare industry, we also continue to provide national receivable management services to certain non-healthcare companies in the financial services, auto and retail industries. Our clients in these industries primarily utilize our delinquent debt recovery and litigation management services.

We have discontinued purchasing charged-off receivable portfolios and do not intend to participate in this business.

Our Business Strategy

Our business strategy focuses on positioning ourselves as a strategic partner and business advisor to healthcare organizations for their revenue cycle management needs. Key elements in our strategy include:

 .    Organizational Intelligence - We plan to build a knowledge base that will be enriched by the significant amount of data we receive and produce in the course of delivering our services. We have just completed the migration of our operating system into an open database system. We believe that our clients will benefit from the knowledge that this pool of information may provide once it is processed and organized. We intend to use the latest application service provider (or ASP) technology to provide our clients with secured, ready access to our knowledge base through our website.

 .    Technology - We plan to continue to utilize and leverage technology to provide our clients with more services and information that are critical to their business in more convenient and economical ways.

 .    Our People - Our success will also largely depend on our ability to recruit, retool and retain smart professionals. To ensure professionalism and technical knowledge in our people, we created the Professional Development Center. The center assures us that our people will learn and understand our corporate culture, standardized basic procedures and the latest changes in technical and regulatory requirements in the industries we serve, and become proficient in using the technology tools and resources that are available to them.


     Fundamental to our strategy is our attention to:

     . building awareness of our brand in the geographic markets that we service, which will support the development of our service lines in new markets

     . developing strategic alliances with finance and technology companies who focus on the healthcare industry, and marketing and cross promotion alliances with other service providers to reach new clients and expand value-added services provided to existing clients

     . enhancing financial performance in all our service lines by maximizing the use of technology to streamline internal processes, lowering the cost of service and information delivery, and extracting economies of scale from internal growth and acquisitions

Our History

We now own and operate four subsidiaries, each of which has many years of experience in its respective field. Medical Control Services, Inc. and Lien Solutions, Inc. provide recovery and specialty services to healthcare providers. Merchants Recovery Services, Inc. provides delinquent collection services to non-healthcare clients. These companies started their operations at various times from 1977 through 1982.

In August, 2000, we completed our acquisition of California Professional Services, Inc., or CPS, which was founded in 1974 and primarily provides collections services to healthcare clients. As part of our acquisition of CPS, CPS acquired the assets of Insource Medical Solutions, or Insource, Hospital Employee Labor Pool, or HELP, and RBA-RemCare, or RBA. Insource, a physician and hospital billing company, started its operations in 1996. HELP, a staffing and back office outsourcing firm, started its operations in 1988. RBA, a healthcare reimbursement maximization consulting company, was formed in 1990.

On May 30, 2000, FBR Financial Fund II, L.P. purchased newly issued shares representing approximately 70% of our outstanding stock for $7.5 million. With the proceeds of this investment, we were able to complete our acquisition of CPS, Insource, HELP and RBA in August 2000. As part of the transition we also changed our name to RevCare, Inc. We believe the combination of experience and knowledge acquired through the addition of these companies will allow us to provide an integrated and comprehensive suite of services to manage the revenue cycle of most healthcare providers. We also extended our geographic presence to the Nevada and Hawaii markets with these acquisitions.

Our Services to the Healthcare Industry

    Billing Services

         We perform coding, processing and electronic submission of claims (including Medicare and MediCal) arising from services performed by medium to large physician groups and hospitals. We currently utilize the SMS/Siemens billing technology to process claims for our clients.

    Recovery Services

         Pre-Collect Services - We provide pre-delinquency collection services to our clients by acting as an extension of our clients' accounts receivable department. We provide clients speed dialing and professionally trained staff to help them achieve better penetration of their non-delinquent pool of receivables.

         Delinquent Debt Recovery - Whether the cause is improper processing of the claims or the patient's reluctance or inability to pay, certain receivables require specialized skills to achieve maximum liquidity. Our staff is trained to identify the causes and the appropriate approaches to ensure professional treatment of our clients' patients and customers. In the future, we expect the account segmentation and filtration processes that may result from the information provided by the knowledge base to help us minimize the staff's efforts on accounts with low or no collectable value.

    Revenue Maximization Projects and Services

         Managed Care Audits - We have a comprehensive audit program that employs technology and experienced professionals on managed care accounts that have been closed for over one year. This process includes a thorough review of all payments and/or denials received under the terms and conditions of managed care contracts. We retain an agreed upon percentage of the re-billed services paid by the insurance carriers.

         Clinical Denial Audits - Insurance carriers deny claims due to a variety of reasons. We will audit denied claims to determine whether they were appropriately denied. We typically retain one-third of the payment received by our clients from contested claims. The percentage of re-billed claims varies according to the nature of the claim, the services provided, and the processes and methods followed by the business office of the healthcare provider.

          Zero Balance Reviews - This service is an extension of our managed care audit service but applies to all accounts that have been settled at significantly less than the amount originally billed. Prior to accepting this engagement, our professionals conduct a feasibility study of the client's internal receivable management process. We review a sample of accounts throughout the period and assess the processes and methods followed by the back office. The client ordinarily pays for the feasibility study. We retain an agreed upon percentage of the re-billed services paid by the insurance carriers.

          Eligibility Reviews - Our experience in evaluating causes of delinquent healthcare receivables has shown us that a portion of MediCal and Medicare denials is due to the providers' inability to thoroughly process eligibility claims prior to release of the patients. Some clients do not have the time, expertise, and technology applications to economically track these patients in order to reprocess the various eligibility forms. We apply our skiptracing database and technology derived from our delinquency collection practice to locate these former patients and acquire the eligibility information required by the paying agencies.

          Compliance Reviews - We provide consulting services on healthcare regulatory compliance matters to small to medium sized medical offices. This service provides for a thorough review of the medical facility. Process flow is documented for each component of the accounts receivable management process. The review produces detailed documentation which forms the basis of our recommendations for implementing an effective compliance program. The ultimate goal of the compliance program is to promote prevention, detection, and resolution of instances of conduct that do not conform to Federal and state laws. Fees for this service are generally fixed rates based on the size of the office and other factors.

     .    Staffing and Back-Office Outsourcing -

          One of the major challenges of financial officers and business office managers is the maintenance of an adequate number of properly trained and experienced professionals to perform the continuously increasing workload in the receivable management units. Unexpected departures or absences of experienced coders, billers, abstractors and collectors within a unit may create significant backlogs which may lead to potential increases in claims denials and deterioration of receivable liquidation rates. Some healthcare providers prefer to outsource portions or all of their back office processes. Our seasoned and knowledgeable healthcare receivable specialists are available for various assignments throughout Southern California. We have also begun promoting this service in our recently acquired facilities in Nevada and Hawaii. Our billings are based on hourly rates depending on staff classification.

Our Services to Non-Healthcare Clients

We have been providing recovery services to the financial services, retail, and commercial industries for over twenty years. We have developed a particular expertise in the handling of accounts financed by automotive finance companies, which comprise a large portion of our client base in this area. Most of our services involve the earlier stages of recovery of our client's delinquent accounts receivable.

Support Services

To provide effective and thorough services to our clients, we also offer the following services and systems to support our core operations:

     .    Litigation Management -

     We have a specialty recovery department with a full time attorney to manage litigation and bankruptcy related activities. The attorney and support staff have more than ten years of full time employment with us. Litigation management includes filing legal actions on collection accounts, enforcement of judgements, and the perfecting of Chapter 13 bankruptcy claims nationwide.

     .    Technology and Information Systems -

     We recognize the value of combining human resources with the latest computer and telecommunications technology to manage the receivables assigned to us effectively. Accordingly, we maintain sophisticated data processing support and management information systems that can be easily operated by our billing and recovery specialists.

     Our receivable management software system is compiled under a widely-used, high level programming language. It operates under a Microsoft Windows environment distributed by a Windows NT network system. A central computer file server connected to an array of disc drives maintains our management information database.

     We believe that knowledge is a key differentiating factor in our business. Our long experience in the receivable management business has allowed us to accumulate a base of knowledge which, if properly maintained and continually enriched, can provide a wealth of information to our clients. With the proper management of the data we continuously gather from our daily customer interaction, we will improve our recovery strategies and management reports for our clients.

     We expanded our data management capability by migrating to an Oracle open database system. This system integrates our current receivable management operating system and existing telecommunication technology. This system also allows us to create a more precise coding system to extract, sort, and store information that we believe will be useful to our clients' decision making process with respect to the relative values and expected performance of their outstanding receivables. We intend to use this system to develop information retrieval and delivery processes for our clients utilizing the Internet.

     .    Professional Development Center -

     Notwithstanding the factors discussed above, the most critical factor that impacts our ability to execute our operating mission is our ability to manage the three R's of human resources - Recruit, Retool, Retain.

     An effective recruiting program reduces the efforts we may need to expend on retooling (training) and retention. Accordingly, we have established experience-based selection criteria to augment our recruiting program. The criteria are based upon a careful study of the skills common to our most successful employees. The selection process is conducted through a standardized scoring matrix that effectively sorts candidates according to their ability to demonstrate the success traits that we look for.

     Our retooling (training) process is comprised of two programs. The basic training course is a twelve-week training process. It starts with a three-week classroom course that focuses on teaching the five basic skill sets required to become an effective recovery specialist. Graduates of this course are accepted to the training division, where trainees work on live accounts and fine tune the skills taught during the preceding three-week course under the close supervision of training supervisors.

     The advanced training course is designed to train recovery specialists on selected specialty skills (for example, healthcare billing, specialty recovery, loan servicing and insurance processing). Employees are able to expand their skills on some of the more difficult or technical aspects of the job (for example, negotiation skills, customer service techniques, team building concepts and recent regulatory pronouncements).

Marketing and Advertising

Our marketing strategy is focused on three goals - building brand awareness, acquiring specifically targeted clients in the western region of the United States and cross-selling our value-added services to our existing client base. We pursue these goals through a combination of:

     .    marketing through selected trade shows and conventions,
     .    marketing on our own web sites and other online opportunities,
     .    direct mail marketing, and
     .    attendance in industry sponsored public relations events.

Our advertising focuses on building awareness of the RevCare(TM) brand and related services and positioning ourselves as a strategic partner and business advisor to our clients. We place print advertisements in various industry publications.

We are currently reconstructing our web site to incorporate the comprehensive suite of services that we now provide to our clients.

Government Regulation

Our healthcare billing services are covered by various regulations prescribed by Medicare, Medicaid, TRICARE and the Health Care Financing Administration, and each major federal healthcare payment program has it own set of complex and sometimes conflicting regulations. Additionally, regulations have been mandated by the Balanced Budget Act and the Health Insurance Portability and Accountability Act, each of which could have a significant impact on our business. Several states have also imposed significant regulatory programs applicable to billing and payment for healthcare services. The Office of Inspector General of the Department of Health and Human Resources has issued compliance guidelines for third-party billing companies, recommending components for an effective billing company compliance program and identifying several risk areas associated with medical billing. Such risk areas include routine waiver of copayments and deductibles, unbundling, billing for undocumented services and upcoding. The continual implementation of measures to restrict payments for healthcare services by governmental and private payors may result in a decrease in revenue to our provider clients, and as a result, a decrease in revenue derived by us from such clients as well as an increase in the cost of providing services.

Our recovery operation is regulated by the Fair Debt Collection Practice Act and the Telephone Consumer Protection Act, which are enforced by the Federal Trade Commission. In 1996, the Hospital Insurance Portability and Accountability Act which addresses the compliance requirements to safeguard patient information that is shared and communicated during the various billing and recovery processes. In this regard, we devote continuous efforts through ongoing training and monitoring to provide ethical, innovative, high quality receivable management services which meet the needs of our clients and comply with applicable laws.

Although we believe that we are in compliance with all applicable laws and regulations, there can be no assurance that we will always be able to maintain such compliance. Our failure to comply with such statutes and regulations could have a material adverse effect on us. Furthermore, the adoption of additional statutes and regulations, changes in interpretation and enforcement of current statutes and regulations, or the expansion of our business into jurisdictions that have more stringent regulatory requirements than those in which we currently conduct business could have a material adverse effect on us.

Competition

All aspects of our business are highly competitive. We compete directly with a broad range of companies with operations similar to ours. Many of our competitors have far greater resources and have access to capital markets that may be unavailable to us.

We believe that the principal competitive factors affecting our business are performance, price, and quality of service provided. We believe that our strategic focus and innovative approaches will allow us to compete effectively with current providers of like services.

Employees

As of September 30, 2000, we had 243 full time employees and 69 part time employees. A total of 296 of these employees are based in Southern California, 5 are based in Las Vegas, and 11 are based in Hawaii. None of our employees is subject to a collective bargaining agreement. We believe that our relations with our employees are good.

                                 RISK FACTORS

WE WISH TO CAUTION READERS THAT THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS, IN SOME CASES HAVE AFFECTED, AND IN THE FUTURE COULD AFFECT, OUR ACTUAL RESULTS AND COULD CAUSE OUR ACTUAL CONSOLIDATED RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US OR ON OUR BEHALF. WE EXPRESSLY DISCLAIM ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN OUR EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.

If we are unable to successfully manage the new businesses we acquired in August 2000 and integrate them into our operations, we may not be able to realize expected operating efficiencies, eliminate redundant costs or operate the businesses profitably.

The businesses we acquired in 2000 had combined pro forma revenues of $10 million in 2000 which was 222% of our revenue of approximately $4.5 million in 2000, prior to the restatement to reflect the acquisitions. If we are unable to successfully manage these new businesses and integrate them into our operations, we may not be able to realize expected operating efficiencies, eliminate redundant costs or operate the businesses profitably. The integration of these businesses is subject to a number of risks, including risks that:

     . we may be unable to retain clients or key employees of the acquired companies; and
     . the acquired companies might have additional liabilities that we did not anticipate at the time of the acquisitions.

One of our shareholders holds a large percentage of our common stock and controls our board of directors.

Two of our directors, George L. McCabe and Edward Wheeler, are managing directors of our majority shareholder, FBR Financial Fund II, L.P., which beneficially owns approximately 70% of the outstanding shares of our capital stock as of September 30, 2000. Accordingly, FBR and Messrs. McCabe and Wheeler are able to control us and our affairs and business, including any future issuances of common stock or other securities, merger and acquisition decisions, declaration of dividends and the election of directors. In addition, our stock price and our ability to raise capital could be injured if FBR was to sell a significant portion of its holdings on the open market. Generally, FBR may either sell its shares under a registration statement or in compliance with the volume limitations and other requirements imposed by Rule 144 adopted by the SEC.

Our common stock is subject to price volatility.

The number of shares of our common stock that was traded daily on the OTC Bulletin Board during 2000 averaged less than 5% of the average outstanding common stock during 2000. As a result of our low trading volume and various other factors beyond our control, the market price for our common stock is volatile. Some of the factors that may subject our stock price to wide fluctuations include:

     .    the timing and announcement of acquisitions by us or our competitors;
     .    government regulatory action;
     .    quarterly variations in operating results;
     . announcements of technological innovations, new services or pricing by our competitors;
     .    changes in, or failure to meet, the expectations of investors;
     .    the timing and extent of technological advancements;
     . the sales of our common stock by affiliates or other shareholders with large holdings; and
     .    general market conditions.

In addition, the stock market has experienced significant price and volume fluctuations that have affected the market prices of the stock of many companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may directly influence the market price of our common stock.

We operate in a regulated business and if we fail to comply with government regulations our ability to conduct business may be suspended or terminated which would have a materially adverse effect on us.

The accounts receivable management and telemarketing industries are regulated under various United States federal and state laws and regulations. Many states require that we be licensed as a debt collection company. If we fail to comply with applicable laws and regulations, it could result in the suspension or termination of our ability to conduct accounts receivable management or telemarketing services which would have a materially adverse effect on us. In addition, new federal or state laws or regulations, or changes in the ways these rules or laws are interpreted or enforced, could limit our activities in the future or significantly increase the cost of regulatory compliance.

The healthcare industry and some of the other industries served by us are also subject to varying degrees of government regulation. Although our clients are generally responsible for complying with these regulations, we could be subject to a variety of enforcement or private actions for its failure or the failure of our clients to comply with these regulations.

We compete with approximately 6,000 providers in the accounts receivable management industry which could reduce our market share and have a materially adverse effect on our future financial results.

We compete with approximately 6,000 providers in providing accounts receivable management services. We compete with large national corporations as well as many regional and local firms. We may lose existing or prospective business to competitors that have established and larger marketing and sales organizations, significantly greater financial and technical resources and a larger base of customers or operate in broader geographic areas than we do. Because of the large numbers of providers, in the future we may have to reduce our collection fees to remain competitive. Many larger clients retain multiple accounts receivable management providers which exposes us to continuous competition in order to remain a preferred vendor.

Our business is dependent on the healthcare and financial services industries.

         Our business is dependent on clients in the healthcare and financial services sectors. If either of these sectors performs poorly, clients in these sectors may have fewer or smaller accounts to refer to us or they may elect to perform accounts receivable management services in-house. If there are any trends in either of these sectors to reduce or eliminate the use of third-party accounts receivable management services, the volume of referrals to us would decrease. Further, the healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences. Significant changes in healthcare systems could have a substantial impact on the manner in which we conduct our business and could require us to revise our strategies.

Our failure to introduce value added services and products in a timely manner may affect our ability to compete effectively.

Our success depends in large part on sophisticated telecommunications and computer systems. We use these systems to identify and contact large numbers of account debtors and to record the results of the collection effort. If we are not able to respond to technological changes in telecommunications and computer systems in a timely manner, we may not be able to remain competitive. We have made a significant investment in technology to remain competitive and anticipate that it will be necessary to continue to do so in the future. Computer and telecommunication technologies are changing rapidly and are characterized by short product life cycles, so that we must anticipate technological developments. If we are not successful in anticipating, managing or adopting any technological changes on a timely basis or if we do not have the capital resources available to invest in new technologies, our business would be materially adversely affected.

If our telecommunications and computer systems fail or become unavailable, it could have a materially adverse effect on our business.

As noted above, our business is highly dependent on our telecommunications and computer systems. These systems could be interrupted by natural disasters, power losses, or similar events. Our business also is materially dependent on service provided by various local and long distance telephone companies. If our equipment or systems cease to work or become unavailable, or if there is any significant interruption in telephone services, we may be prevented from providing services. Because we generally recognize income only as accounts are collected, any failure or interruption of services would mean that we would continue to incur payroll and other expenses without any corresponding income.

We may not be able to manage growth.

If successful, we will experience a period of growth that could place a significant strain upon our managerial, financial and operational resources. Our infrastructure, procedures and controls may not be adequate to support our operations and to achieve the execution necessary to successfully market our services. To continue our future growth, we will also be required to improve our operational and financial systems and obtain additional management, operational and financial resources. If we are unable to manage future expansion effectively, our business, results of operations and financial condition will suffer, our senior management will be less effective, and our revenues may decrease.

We may need additional capital, which may be unavailable.

Our growth strategy, including our proposed technological enhancements, may require greater expenditures than expected in our current business plan. Our capital requirements will depend on numerous factors, including:

     . our rate of sales growth--fast growth may actually increase our need for additional capital to hire additional staff, purchase additional equipment and technology, finance the increase in accounts receivable and supply additional support services;
     . our progress in knowledge-based technology, which will require additional capital;
     . the level of resources that we devote to the development, manufacture and marketing of our services and products--any decision we make to improve, expand or simply change our process, services or technology will require increased funds; and
     . market acceptance and demand for our services--although growth may increase our capital needs, the lack of growth would also increase our need for capital.

         We may be unable to predict accurately the timing and amount of our capital requirements. We may be required to raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements earlier than expected. It is possible that banks, venture capitalists and other investors may perceive our capital structure, financial performance or reliance on the healthcare industry and new technology as too great a risk to bear. As a result, additional funding may not be available on attractive terms, or at all. If we cannot obtain additional capital when needed, we may be forced to agree to unattractive financing terms, to change our method of operation or to curtail our operations.

ITEM 2   DESCRIPTION OF PROPERTY

We own our office building and property located at 5400 Orange Avenue, Cypress, California, where we conduct our primary operations. The office building, which was purchased in 1993, contains approximately 50,000 square feet of office space. Currently, we occupy approximately 30,000 square feet for our operations, and the remainder of the building is available for lease to third party tenants. The mortgage note on our building with a remaining balance of $1,802,002 was due in December 2000. The note was restructured in December 2000 by another financial institution for a total borrowing of $2,990,000 at a variable interest rate that has an initial rate of 8.4% and is indexed to the ISDA mid-market swap rate for a swap period of five (5) years. The note is to be repaid based on a 20-year amortization schedule and is due in January 2021. We also have leased offices located at 1502-C Brookhollow Drive, Santa Ana, CA 92705; at 2235 E. Flamingo Road, Suite 405, Las Vegas, NV 89119; and at 46-001 Kamehameha Hwy, Suite 308, Kaneohe, HI 96744.

ITEM 3   LEGAL PROCEEDINGS

In December 1998, Federal Asset Factoring Corporation, or Federal, filed a claim against us for negligent misrepresentation. We sold portfolio receivables to Track, Inc., which Track then sold to Federal. Federal alleged that it was unable to obtain media on the receivables which resulted in lower than anticipated returns for Federal's investors. Federal sued Track and obtained a judgment, but was unable to collect on the judgment. Consequently, Federal sued us on the basis that Track was acting as our broker when the receivables were sold to Federal. The case was settled in February 2000. As part of the settlement, we transferred to Federal purchased bad debt accounts held in our portfolio with a cost basis of $10,000.

In March 1999, DDT Medical Credit, or DDT, filed a claim against us for breach of contract. DDT contended that it purchased receivables from Towne Medical Center, or Towne, in May 1998 and simultaneously entered into an agreement with us to bill and collect these receivables on DDT's behalf. Although we had been performing billing and collection services for Towne prior to May 1998, our agreement with Towne was mutually terminated on May 15, 1998 and no agreement was reached between us and DDT to continue the services. The case was settled in February 2000. As part of the settlement, we transferred to DDT purchased bad debt accounts held in our portfolio with a cost basis of $25,000.

In addition to the litigation matters discussed above, we are involved, from time to time, in litigation that is incidental to our collection business. We regularly initiate legal proceedings as a plaintiff in connection with our routine collection activities. In management's opinion, none of these legal matters will have a material adverse effect on our financial position or the results of our operations.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2000.

                                    PART II

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock, $.001 par value, is traded under the symbol "RVCR" through the OTC Electronic Bulletin Board maintained by the National Association of Security Dealers, Inc. The OTC Electronic Bulletin Board has no financial eligibility standards and is totally separate from the Nasdaq Stock Market. The OTC Electronic Bulletin Board does not constitute an active trading market and trading in our common stock is limited and sporadic. The following table sets forth the range of high bid and low bid quotations for our common stock for the periods indicated. The quotations are inter-dealer prices in the over-the-counter market without retail mark-ups, markdowns or commissions, and may not represent actual transactions.

                                            2000                    1999
                                     -------------------     --------------------
                                     High          Low       High           Low
                                     ----          ---       ----
      4th Quarter ending 9/30        .969          .469      1.75           1.00
      3rd Quarter ending 6/30       1.060          .750      1.88           1.06
      2nd Quarter ending 3/31       1.250          .625      1.88           1.31
      1st Quarter ending 12/31      1.500          .750      1.94           1.38

As of September 30, 2000 there were 1,477 holders of record of our common stock.

Dividend Policy

We have never paid a dividend and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to provide funds to finance future growth.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES (SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS USING WORDS SUCH AS "MAY," "POTENTIAL," "EXPECTS," "BELIEVES," "ESTIMATES," "PLANS," "INTENDS," "ANTICIPATES" AND SIMILAR EXPRESSIONS). THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING THOSE SET FORTH BELOW AND IN ITEM 1 OF THIS ANNUAL REPORT ON FORM 10-KSB UNDER THE CAPTION "RISK FACTORS," THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THOSE PROJECTED. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE HEREOF. WE EXPRESSLY DISCLAIM ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN OUR EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED. THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS (AND NOTES THERETO) CONTAINED ELSEWHERE HEREIN.

Overview

Business

The following discussion and analysis of our financial condition and results of our operations are based on the consolidated results of businesses, which include the results of operations of the subsidiary and related businesses we acquired on August 14, 2000 through September 30, 2000. A more detailed discussion of the accounting principles used to consolidate the assets, liabilities, and results of operations of the businesses and the specific entities included in the consolidation is set forth in Note ONE to our consolidated financial statements included in this report.

Revenues

Commissions and fees, which account for most of our total revenues, include commissions earned from billing, recovery, revenue maximization projects and consulting services that we provide to our clients. Commissions and fees for our billing and recovery operations are primarily affected by the quality and age of the receivable pool we are asked to manage. In general, commissions and fees for our billing and recovery services fluctuate based on the number of accounts we process and manage. Accounts we manage have grown 126% to $1.7 billion as of September 30, 2000 from $750 million as of September 30, 1999. The growth was primarily due to the active accounts brought in by the businesses we acquired on August 14, 2000. Fees for our special projects and consulting services depend largely on the type of service or project we perform and, therefore, are arranged on a case by case basis. Such fees are primarily affected by the quality and age of the receivable pools as well as the efficiency of our clients' back office operations. These services are provided by the acquired businesses. Accordingly, we did not perform these services prior to August 14, 2000.

We previously purchased charged-off accounts receivable portfolios. Collections from these portfolios represented a portion of our revenues. Portions of these portfolios were also sold to provide additional revenues. We discontinued purchasing these portfolios in 1999 and we plan to sell the remaining portfolios in inventory to conform to our plan not to pursue this line of business. Accordingly, we expect revenues from collections on these portfolios to continue to decline until such portfolios are sold.

We also earn revenues from temporary staffing and placement services provided specifically to the healthcare industry. Revenues from our temporary staffing services are generated based on hourly and/or per diem rates charged to our clients. These rates vary according to the level of skills and technical knowledge of our staff. Placement fees are negotiated on a case by case basis and are predominantly determined by a percentage of the annual salaries of the placed employees. These services are provided by one of the acquired businesses. Accordingly, we did not perform these services prior to August 14, 2000.

While our primary market going forward will be healthcare providers, a significant portion of our revenues in 2000 consisted of commissions and fees earned from non-healthcare clients. The following is a summary of our revenues:

                                                       2000                                     1999
                                                       ----                                     ----

                                    Company        Acquired Companies           Total
                                    -------        ------------------           -----
                                                (August 14, 2000 through
                                                   September 30, 2000)
Commissions and Fees:
Healthcare Clients                   $2,542,217       $1,269,557              $3,811,774       $2,569,470
Non-Healthcare Clients                1,418,359           -                    1,418,359        1,554,094
                                      ---------       ----------              ----------       ----------
                                     $3,960,576       $1,269,557              $5,230,133       $4,123,564
Purchased Portfolios:
Collections                          $  556,347           -                   $  556,347       $  946,443
Sales
                                     ----------                               ----------       ----------
Total revenues                       $4,516,923       $1,269,557              $5,786,480       $5,241,199
         [B

Operating Expenses

Our largest operating expense is employee compensation and benefits, which includes salaries and wages, incentive compensation and related employee benefits and taxes. Our compensation program for recovery specialists includes incentives based on the amount of net fees they individually generate; as such, compensation expense for this group will vary directly with the amount of fees generated by our recovery business. Most of our managers receive annual incentive compensation based on the overall operating results of our operations in each of our business lines as well as their individual performance. Therefore, a significant portion of compensation and benefits expense will fluctuate based on our operating results. Compensation expense may also reflect stock options granted to our employees under our stock option plan.

Included in selling, general and administrative expenses are postage and telephone expenses which account for the next largest components of our operating expenses. These expenses will fluctuate based on the volume of accounts we manage and, correspondingly, with the commissions and fees we generate. These expenses reflect our primary methods of communication with our clients' customers and they include costs to send customer/payor invoices and statements as well as telecommunication costs incurred in various negotiation activities with such customers.

We ratably allocate the cost of purchased loans receivable portfolios on an account by account basis. Collections received from any one account are applied to the basis of the respective account before revenue is recognized. Integral to our collection operations is the timely identification of accounts that are deemed uncollectible. The uncollectability of an account is primarily based on the current status of the account (such as bankrupt or deceased) and the historical experience of the specific portfolio as well as similar portfolios. We record an amortization reflecting the accumulated costs allocated to those accounts deemed uncollectible to properly reflect management's estimate of the remaining net proceeds to be realized from a given portfolio. As previously mentioned, we have not purchased any portfolios since 1999 and we will be departing from this line of business. Accordingly, we expect this cost to decline as the remaining unamortized cost basis of the purchased portfolios are realized through collections or sale of such portfolios.

Depreciation expense relates primarily to the building facility we own where we conduct a significant portion of our operations. In addition, we have invested and will continue to invest in technology and telecommunication equipment which will continue to impact this expense item. In accordance with our plan, we have also acquired new businesses to rapidly expand our operations and geographic presence. Goodwill relating to our major acquisitions is generally being amortized over a period of 20 years from date of acquisition.

The most significant component of other income and expense relates primarily to net proceeds received from rental of the portion of our building that we do not occupy.

We have experienced substantial changes in and expansion of our business and operations since we completed the acquisition of certain companies in August, 2000. Developmental spending, which includes, among other things, branch openings, product and service rollouts, and certain information technology systems improvements, that will be incurred is expected to be discretionary and will vary in response to various market conditions. However, a significant portion of our expenses, such as administrative salaries and wages, occupancy and equipment, depreciation and amortization of goodwill should not vary, at least in the short term, with fluctuations in our revenues. We expect to continue to experience periods of rapid change in the future. Our current expansion has placed, and any future expansion would place, significant demands on our administrative, operational, financial and other resources.

ITEM 1


    Result of Operation and Financial Overview--Years ended September 30,
                                 2000 and 1999

                                                                         2000                                       1999
                                                         -------------------------------------------                ----
                                                         Company         Acquired              Total
                                                         -------         --------              -----
                                                                         Companies
                                                                         ---------
                                                                         (August 14, 2000
                                                                            through
                                                                         September 30, 2000)
                                                                         (UNAUDITED)
Revenues
Commissions and Fees                                     $3,960,576         $1,269,557       $5,230,133            $4,123,564
Collections from Owned Portfolios                           556,347             -               556,347               946,443
Sales of Owned Portfolios                                     -                 -                 -                   171,192
                                                         ----------         ----------       ----------            ----------
                                                         $4,516,923         $1,269,557       $5,786,480            $5,241,199

Operating Expenses
Employee compensation and benefits                        3,273,249            795,587        4,068,836             4,370,710
Selling, general and administrative expenses              1,657,408            307,402        1,964,810             2,044,205
Amortization of Loan Portfolios                             341,645             -               341,645               548,014
Depreciation and amortization                               206,568             73,300          279,868               198,697

Income (Loss) From Operations                              (961,947)            93,268         (868,679)           (1,920,427)

Other Income (expense)                                         (493)           (17,500)         (17,993)              (28,649)

Income Tax Benefit                                            -                 -                 -                   455,964

Net Income (Loss)                                          (962,440)            75,768         (886,672)           (1,493,112)

Revenues -

Commissions and fees earned by us decreased by approximately $163,000 or 4% to $3,960,576 for the year ended September 30, 2000 from $4,123,564 for the year ended September 30, 1999. The decrease is primarily due to decrease in collections from a securitized pool of receivables that we service which fees decreased to $178,000 from $321,000 for the respective years. Overall commissions and fees increased by approximately $1.11 million or 27% to $5.23 million from $4.12 million for the respective years. The increase was largely impacted by the additional commissions and fees earned by the newly acquired businesses from August 14, 2000 through September 30, 2000.

Collections and sales from owned portfolios decreased by approximately $561,000 or 50% to $556,347 for the year ended September 30, 2000 from $1,117,635 for the year ended September 30, 1999. As previously discussed, we did not replenish the paid and cancelled accounts out of this portfolio, which ordinarily result from collection activities, in conformance with our plan not to pursue this line of business.

Operating Expenses

Our operating expenses decreased by $506,467 or 7% to $6,655,159 for the year ended September 30, 2000 from $7,161,626 for the year ended September 30, 1999. The decrease was due in large part to approximately $1.1 million in decreases in salaries and wages as a result of the restructuring plan that we implemented at the outset of the fiscal year. Professional fees from financial advisory, legal, accounting, and audit activities collectively added to another decrease of approximately $100,000 for the year ended September 30, 2000. Excluding operating expenses incurred by the newly acquired subsidiaries from August 14, 2000 through September 30, 2000 which aggregated approximately $1 million, total operating expenses decreased by approximately $1.7 million.

Other Income and Expenses

Interest expenses increased approximately $94 thousand primarily as a result of additional borrowings (through capitalized leases) to fund technology and equipment acquisitions as well as a one and one-half month interest paid related to the notes payable to the sellers of the acquired subsidiaries. Interest income increased by $67 thousand as a result of cash raised from the issuance of common stock. Other income, comprised mainly of rental income net of related expenses, increased $32 thousand as a result of leasing out to third parties previously unoccupied spaces in the Company's facility.

Net Loss

As a result of the various items discussed above, net loss for the year decreased approximately $606 thousand, or 41% to $886,672 for the year ended September 30, 2000 from a loss of $1,493,112 for the year ended September 30, 1999. Approximately $77 thousand of the decrease was contributed by the net income generated by the acquired subsidiaries during the period of August 14, 2000 through September 30, 2000.

Liquidity and Capital Resources

Historically, we have financed our operations through cash flows generated by operations and borrowings from credit facilities that are in place. Capital expenditures and investments in new technology have been primarily financed through non-cancelable capital leases, which expire at various times through fiscal year 2005. As of September 30, 2000, we have outstanding long-term debt with financial institutions totaling $2.9 million. This amount includes a mortgage note on our building facility with a remaining balance of $1.8 million which was due in December 2000. This note was restructured in December 2000 by another financial institution for a total borrowing of $2,990,000 at a variable interest rate that approximates 8.5% and is due in January 2021. This refinancing provides us approximately $1.1 million of additional working capital. As of September 30, 2000, our net working capital aggregated approximately $550,000. Additionally, we will aggressively pursue the sale of the remaining portfolio receivables that we own, which have a net book value of $514,885 at September 30, 2000. As these portfolio receivables were purchased with our cash, all of the proceeds from this sale will be available for working capital purposes.

In May 2000, we sold 15,000,000 shares of our common stock to FBR Financial Fund II, L.P. for $7,500,000 representing 62% of the our outstanding common stock on a fully diluted basis. On August 14, 2000, we used $6.3 million of the proceeds plus $4.2 million in two-year convertible notes bearing an interest rate of 8% to acquire all of the outstanding stock of Orange County Professional Services, Inc. and its affiliated companies, as well as substantially all of the assets of Insource Medical Solutions, Inc., RBA-RemCare, Inc. and Hospital Employee Labor Pool, which are healthcare revenue cycle management service providers. We used the remainder of the proceeds from this transaction, after transaction expenses, for working capital purposes. The acquisition is expected to result in additional revenues on an annual basis. We believe that with this additional business volume we will be better able to absorb the corporate overhead (after the effect of the implementation of the restructuring program in the first quarter of fiscal year 2000).

Given the cost reduction measures that had been implemented, and the potential increase in revenues in the oncoming fiscal year, management believes that its existing cash balances, combined with anticipated cash flows from operations as well as existing credit facilities, will be sufficient to meet the working capital needs required to pursue its strategic goals during the fiscal year 2001.

Year 2000

The Year 2000 issue refers to concerns that computer and other electronic systems may not correctly interpret dates in the 21st century, possibly resulting in errors. If these concerns were not properly addressed, our ability to conduct normal business activities could be affected. All of our internal systems were updated and tested for Year 2000 readiness. To ensure that our business would not be affected, testing and evaluation steps were taken as a precautionary matter.

As a result of these actions, our ability to conduct normal business activity was not affected and we are confident operations will continue without any significant disruption. We did not incur significant costs associated with Year 2000 conversion due primarily to the fact that we utilize third-party vendors for our operating and back office systems.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June 2000, by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively SFAS No. 133). SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000, with earlier application encouraged. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company believes that adoption of this standard will not have a material impact on the Company's financial position or results of operations.

On December 3, 1999, the Securities and Exchange Commission (SEC) staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", as amended by SAB No. 101A, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria need to be met in order to recognize revenue. SAB No. 101 also addresses the question of gross vs. net revenue presentation and financial statement and Management's Discussion and Analysis (MD&A) disclosures related to revenue recognition. The adoption of SAB No. 101 in fiscal year 2001 is not expected to have a material effect on the Company's financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44 (FIN44), "Accounting for Certain Transactions Involving Stock Compensation." The provisions of FIN44, which were effective on July 1, 2000, have not had a material effect on the Company's financial position or results of operations.

Management Changes

On May 30, 2000, our board of directors appointed Manuel Occiano as president and chief executive officer. Mr. Occiano assumed management responsibility for the daily operations and reports directly to the board. Mr. Occiano succeeds John Hindman, who had been serving as the interim chief executive officer since December 22, 1999.

Mr. Kenneth Leighton was appointed to the offices of secretary and interim chief financial officer by the board of directors on July 25, 2000.

Mr. Russell Mohrmann was appointed to the office of executive vice president on August 14, 2000.

Mr. Robert Perez was appointed to the office of senior vice president of sales and marketing on August 14, 2000.

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

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information required by this item will be contained in our proxy or information statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2000 and is incorporated herein by reference.

Mr. Manuel Occiano was appointed president and chief executive officer on May 30, 2000, succeeding Mr. John Hindman. Mr. Occiano's biographical information will be included in our proxy or information statement referenced above.

ITEM 10  EXECUTIVE COMPENSATION

The information required by this item will be contained in our proxy or information statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2000 and is incorporated herein by reference.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be contained in our proxy or information statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2000 and is incorporated herein by reference.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in our proxy or information statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2000 and is incorporated herein by reference.

PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT:

    (1) Financial Statements

     The financial statements required by this item are submitted in a separate section beginning on Page F-1 of this Annual Report on Form 10-KSB:

                Report of Arthur Andersen LLP,
                Independent Auditors.......................... F-2

                Consolidated Balance Sheets as of September
                30, 2000 and 1999............................. F-3

                Consolidated Statements of Operations for the Years ended September 30, 2000 and 1999... F-4

                Consolidated Statements of Shareholders'
                Equity for the Years Ended September 30, 2000
                and 1999...................................... F-5

                Consolidated Statements of Cash Flows
                for the Years Ended September 30, 2000
                and 1999...................................... F-6 to F-7

                Notes to Consolidated Financial

                Statements.................................... F-8 to F-24


    (2) Financial Statement Schedules

    Financial statement schedules have been omitted since they are either not required or not applicable, or the information is otherwise included.

    (3) Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified with an asterisk ("*") in the table of exhibits set forth below at item 13(c).

(B) REPORTS ON FORM 8-K


    A Current Report on Form 8-K was filed on August 29, 2000



(C) EXHIBITS

    The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit   Name of Exhibit
-------   ---------------

2.1 Definitive Purchase Agreement and Plan of Reorganization dated September 12, 1995 (incorporated by reference from September 12, 1995 Form 8-K, Exhibit 7(b)(i))

2.2 Purchase Agreement by and among RevCare, CPS, Impact, RBA, Insource, Russell Mohrmann, Suzette Mohrmann, Robert Perez, Barbara Perez and Maureen Brooks dated May 30, 2000 (incorporated by reference from June 14, 2000 Form 8-K, Exhibit 2.1)

2.3 Asset Purchase Agreement by and among RevCare, CPS, HELP, Russell Mohrmann, Suzette Mohrmann and Allen Berman dated May 30, 2000 (incorporated by reference from June 14, 2000 Form 8-K, Exhibit 2.2)

3.1 Amended and Restated Articles of Incorporation as filed with the Secretary of State of Nevada on December 7, 1995 (incorporated by reference from December 20, 1995 Form 8-K, Exhibit 3.1)

3.2 Bylaws of RevCare (incorporated by reference from RevCare's registration statement on Form S-18 (SEC No. 233-12361-LA) filed on March 18, 1987, Exhibit 3.2)

3.3 Certificate of Determination re: Series A Preferred Stock (incorporated by reference from December 27, 1996 Form 10-KSB, Exhibit 3.3)

3.4 Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of Nevada on August 9, 2000 (incorporated by reference from August 29, 2000 Form 8-K, Exhibit 4.3)

4.1 Specimen of Common Stock of RevCare (incorporated by reference from RevCare's Form 8-K filed on December 20, 1995, Exhibit 4.2)

4.2 Investor's Rights Agreement by and among RevCare and FBR Financial Fund II, L.P., dated May 30, 2000 (incorporated by reference from June 14, 2000 Form 8-K, Exhibit 99.2)

4.3 Investors' Rights Agreement by and among RevCare, CPS, RBA, Insource, HELP, Russell Mohrmann, Suzette Mohrmann, Robert Perez and Barbara Perez dated August 14, 2000 (incorporated by reference from August 29, 2000 Form 8-K, Exhibit 4.4)

*10.1 1995 Stock Option Plan of RevCare (incorporated by reference from RevCare's Form 8-K filed on December 20, 1995, Exhibit 10.2)

10.2 Preferred Stock Purchase Agreement dated September 30, 1996 (incorporated by reference from RevCare's Form 10-KSB filed on December 27, 1996)

10.3 Warrant to Purhase 400,000 Shares of Common Stock dated February 12, 1999 issued to Batchelder & Partners, Inc. (incorporated by reference from RevCare's Form 10- QSB filed on February 12, 1999)

*10.4 Employment Agreement between CPS and Russell Mohrmann dated August 14, 2000 (incorporated by reference from August 29, 2000 Form 8-K, Exhibit 10.1)

*10.5 Employment Agreement between RevCare and Robert Perez dated August 14, 2000 (incorporated by reference from August 29, 2000 Form 8-K, Exhibit 10.2)

*10.6     Employment Agreement between RevCare and Manuel Occiano dated May 30,
          2000

10.7 Common Stock Purchase Agreement by and between RevCare and FBR Financial Fund, II, L.P., dated May 30, 2000 (incorporated by reference from June 14, 2000 Form 8-K, Exhibit 10.1)

10.8 Voting Agreement by and among the Company, FBR Financial Fund II, L.P. and Pacific Life Insurance Company, dated May 30, 2000 (incorporated by reference from RevCare's June 14, 2000 Form 8-K, Exhibit 99.1)

10.9 Forms of Secured Convertible Promissory Notes issued by the Company dated August 14, 2000 (incorporated by reference from August 29, 2000 Form 8-K, Exhibit 4.5)

27        Financial Data Schedule

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           REVCARE, INC.


Date:  January 12, 2001
                                           By:  /s/ Manuel Occiano
                                               -------------------
                                           Manuel Occiano
                                           President and
                                           Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures                       Title                         Date Signed
--------------------------------------------------------------------------

/s/ George McCabe, Jr.       Director                          January 12, 2001
----------------------
George McCabe, Jr.

/s/ Edward Wheeler           Director                          January 12, 2001
------------------
Edward Wheeler

/s/ Diane W. Dales           Director                          January 12, 2001
------------------
Diane W. Dales

/s/ Manuel Occiano           Chief Executive Officer           January 12, 2001
------------------
Manuel Occiano

/s/ Kenneth Leighton         Chief Financial Officer and       January 12, 2001
--------------------
Kenneth Leighton             Principal Accounting Officer

                                EXHIBIT INDEX

EXHIBIT
NUMBER                          DESCRIPTION
--------------------------------------------------------------------------------
2.1 Definitive Purchase Agreement and Plan of Reorganization dated September 12, 1995 (incorporated by reference from September 12, 1995 Form 8-K, Exhibit 7(b)(i))

2.2 Purchase Agreement by and among RevCare, CPS, Impact, RBA, Insource, Russell Mohrmann, Suzette Mohrmann, Robert Perez, Barbara Perez and Maureen Brooks dated May 30, 2000 (incorporated by reference from June 14, 2000 Form 8-K, Exhibit 2.1)

2.3 Asset Purchase Agreement by and among RevCare, CPS, HELP, Russell Mohrmann, Suzette Mohrmann and Allen Berman dated May 30, 2000 (incorporated by reference from June 14, 2000 Form 8-K, Exhibit 2.2)

3.1 Amended and Restated Articles of Incorporation as filed with the Secretary of State of Nevada on December 7, 1995 (incorporated by reference from December 20, 1995 Form 8-K, Exhibit 3.1)

3.2 Bylaws of RevCare (incorporated by reference from RevCare's registration statement on Form S-18 (SEC No. 233-12361-LA) filed on March 18, 1987, Exhibit 3.2)

3.3 Certificate of Determination re: Series A Preferred Stock (incorporated by reference from December 27, 1996 Form 10-KSB, Exhibit 3.3)

3.4 Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of Nevada on August 9, 2000 (incorporated by reference from August 29, 2000 Form 8-K, Exhibit 4.3)

4.1 Specimen of Common Stock of RevCare (incorporated by reference from RevCare's Form 8-K filed on December 20, 1995, Exhibit 4.2)

4.2 Investor's Rights Agreement by and among RevCare and FBR Financial Fund II, L.P., dated May 30, 2000 (incorporated by reference from June 14, 2000 Form 8-K, Exhibit 99.2)

4.3 Investors' Rights Agreement by and among RevCare, CPS, RBA, Insource, HELP, Russell Mohrmann, Suzette Mohrmann, Robert Perez and Barbara Perez dated August 14, 2000 (incorporated by reference from August 29, 2000 Form 8-K, Exhibit 4.4)

*10.1 1995 Stock Option Plan of RevCare (incorporated by reference from RevCare's Form 8-K filed on December 20, 1995, Exhibit 10.2)

10.2 Preferred Stock Purchase Agreement dated September 30, 1996 (incorporated by reference from RevCare's Form 10-KSB filed on December 27, 1996)

10.3 Warrant to Purhase 400,000 Shares of Common Stock dated February 12, 1999 issued to Batchelder & Partners, Inc. (incorporated by reference from RevCare's Form 10- QSB filed on February 12, 1999)

*10.4 Employment Agreement between CPS and Russell Mohrmann dated August 14, 2000 (incorporated by reference from August 29, 2000 Form 8-K, Exhibit 10.1)

*10.5 Employment Agreement between RevCare and Robert Perez dated August 14, 2000 (incorporated by reference from August 29, 2000 Form 8-K, Exhibit 10.2)

*10.6     Employment Agreement between RevCare and Manuel Occiano dated May 30,
          2000

10.7 Common Stock Purchase Agreement by and between RevCare and FBR Financial Fund, II, L.P., dated May 30, 2000 (incorporated by reference from June 14, 2000 Form 8-K, Exhibit 10.1)

10.8 Voting Agreement by and among the Company, FBR Financial Fund II, L.P. and Pacific Life Insurance Company, dated May 30, 2000 (incorporated by reference from RevCare's June 14, 2000 Form 8-K, Exhibit 99.1)

10.9 Forms of Secured Convertible Promissory Notes issued by the Company dated August 14, 2000 (incorporated by reference from August 29, 2000 Form 8-K, Exhibit 4.5)

27        Financial Data Schedule

REVCARE, INC. AND SUBSIDIARIES

Consolidated Financial Statements
As of September 30, 2000 and 1999



                  Index to Consolidated Financial Statements
                  ------------------------------------------

                                                                            Page
                                                                            ----
Report of Independent Public Accountants                                     F-2


Financial Statements:

    Consolidated Balance Sheets as of September 30, 2000 and 1999            F-3

    Consolidated Statements of Operations for the Years Ended
      September 30, 2000 and 1999                                            F-4

    Consolidated Statements of Shareholders' Equity for the
      Years Ended September 30, 2000 and 1999                                F-5

    Consolidated Statements of Cash Flows for the Years Ended
      September 30, 2000 and 1999                                     F-6 to F-7


Notes to Consolidated Financial Statements                           F-8 to F-24

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
RevCare, Inc.:

We have audited the accompanying consolidated balance sheets of RevCare, Inc. (formerly known as Cypress Financial Services, Inc.), a Nevada Corporation, and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RevCare, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP


Orange County, California
January 9, 2001

REVCARE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets - September 30, 2000 and 1999


                                   Assets
                                   ------
                                                                                   2000          1999
                                                                              ------------   -----------

Cash                                                                          $    548,399   $   501,557
Restricted cash                                                                    390,261       411,815
Accounts receivable, net of allowance for doubtful accounts of $187,753
  and $400,000, respectively                                                     1,364,209       180,877
Portfolio receivables, net                                                         514,885       905,220
Property, net                                                                    3,187,802     3,127,869
Notes receivable from officers                                                     100,000       150,000
Prepaid expenses and other                                                         101,788       149,684
Goodwill, net                                                                   10,798,126            -
                                                                              ------------   -----------
                    Total assets                                              $ 17,005,470   $ 5,427,022
                                                                              ============   ===========

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Accounts payable                                                              $    327,284   $    54,113
Trust payables                                                                     390,261       411,815
Accrued liabilities                                                              1,137,249       330,330
Notes payable                                                                    2,616,724     1,823,510
Capital lease obligations                                                          296,109       360,883
Notes payable to related party                                                   3,675,000            -
                                                                              ------------   -----------
        Total liabilities                                                        8,442,627     2,980,651
                                                                              ------------   -----------
Commitments and Contingencies

Shareholders' Equity:
  Series A convertible, redeemable preferred stock, $0.001 par value, stated at $2.00 liquidation preference per share, 5,000,000
    shares authorized; 345,000 shares issued and outstanding                       690,000       690,000
  Common stock, $0.001 par value; 50,000,000 shares authorized;
    21,526,909 and 6,527,571 shares issued and outstanding in
    2000 and 1999, respectively                                                     21,520         6,527
  Paid-in capital                                                               10,658,282     3,622,403
  Accumulated deficit                                                           (2,756,959)   (1,870,287)
                                                                              ------------   -----------
                                                                                 8,612,843     2,448,643
  Less common stock in treasury at cost, 33,000 and 662 shares, respectively        50,000         2,272
                                                                              ------------   -----------
        Total shareholders' equity                                               8,562,843     2,446,371
                                                                              ------------   -----------
                                                                              $ 17,005,470   $ 5,427,022
                                                                              ============   ===========

The accompanying notes are an integral part of these consolidated balance sheets.

REVCARE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Years Ended September 30, 2000 and 1999


                                                                 2000         1999
                                                             -----------   ----------
Revenues:
  Service fees                                               $5,232,329    $ 4,133,188
  Portfolio receivables revenue                                 554,151        936,819
  Net gain on sale of portfolio receivables                          -         171,192
                                                             ----------    -----------
                                                              5,786,480      5,241,199
                                                             ----------    -----------

Operating Expenses:
  Salaries, wages and related benefits                        4,068,836      4,370,710
  Selling, general and administrative                         1,964,810      2,044,205

  Losses on portfolio receivables                               341,645        548,014

  Depreciation and amortization                                 279,868        198,697
                                                             ----------    -----------
                                                              6,655,159      7,161,626
                                                             ----------    -----------

Loss from Operations                                           (868,679)    (1,920,427)
                                                             ----------    -----------

Other Income (Expense):
  Interest expense, net                                        (139,436)      (117,690)
  Rental operations, net                                        121,443         89,041
                                                             ----------    -----------
                                                                (17,993)       (28,649)
                                                             ----------    -----------

Loss before Provision (Benefit) for Income Taxes               (886,672)    (1,949,076)

Provision (Benefit) for Income Taxes                                 -        (455,964)
                                                             ----------    -----------
Net Loss                                                     $ (886,672)   $(1,493,112)
                                                             ==========    ===========

Loss per share:
  Basic                                                      $    (0.05)   $     (0.23)
  Diluted                                                    $    (0.05)   $     (0.23)

Number of shares used in computing earnings per share:
  Basic                                                      16,979,025      6,527,225
  Diluted                                                    16,979,025      6,527,225


The accompanying notes are an integral part of these consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
For the Years Ended September 30, 2000 and 1999

                             Series A Convertible,
                                  Redeemable
                               Preferred Stock         Common Stock                                                   Total
                             -------------------   ---------------------    Treasury     Paid-in     Accumulated   Shareholders'
                              Shares    Amount       Shares      Amount       Stock      Capital       Deficit       Equity
                              -------   --------   ----------   --------    ---------  -----------   -----------    -----------
BALANCES, at September 30,
 1998                         345,000   $690,000    6,527,571   $ 6,527     $      -   $ 3,522,403   $  (377,175)   $ 3,841,755

 Common stock repurchased          -          -            -         -        (2,272)           -              -         (2,272)

 Warrant issued                    -          -            -         -            -        100,000             -        100,000

 Net loss                          -          -            -         -            -             -     (1,493,112)    (1,493,112)
                              -------   --------   ----------   -------     --------   -----------   -----------    -----------
BALANCES, at September 30,
 1999                         345,000    690,000    6,527,571     6,527       (2,272)    3,622,403    (1,870,287)     2,446,371

 Retirement of treasury
  stock                            -          -          (662)       (7)       2,272        (2,265)           -              -

 Common stock issued, net          -          -    15,000,000    15,000           -      7,038,144            -       7,053,144

 Common stock repurchased          -          -            -         -       (50,000)           -             -         (50,000)

 Net loss                          -          -            -         -            -             -       (886,672)      (886,672)
                              -------   --------   ----------   -------     --------   -----------   -----------    -----------
BALANCES, at September 30,
 2000                         345,000   $690,000   21,526,909   $21,520     $(50,000)  $10,658,282   $(2,756,959)   $ 8,562,843
                              =======   ========   ==========   =======     ========   ===========   ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended September 30, 2000 and 1999

                                                                         2000           1999
                                                                     -----------    ------------
Cash Flows from Operating Activities:
  Net loss                                                           $  (886,672)   $ (1,493,112)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                       305,053         217,101
     Losses on portfolio receivables                                     341,645         548,014
     Issuance of warrant                                                      -          100,000
     Changes in operating assets and liabilities:
       Decrease in restricted cash                                        21,554           6,353
       (Increase) decrease in accounts receivable, net                  (186,061)        212,909
       (Increase) decrease in portfolio receivables                       48,690        (688,201)
       (Increase) decrease in prepaid expenses and other                 146,790         (32,331)
       Increase (decrease) in accounts payable                           133,983            (217)
       Decrease in trust payables                                        (21,554)         (6,353)
       Increase in accrued liabilities                                    16,986         153,016
       Decrease in deferred income taxes                                      -         (450,189)
                                                                     -----------    ------------
        Net cash used in operating activities                            (79,586)     (1,433,010)
                                                                     -----------    ------------

Cash Flows from Investing Activities:
  Purchases of property                                                 (109,228)       (347,403)
  Proceeds from sale of property                                              -           26,483
  Acquisition of OCPS, net of cash acquired                           (6,733,670)             -
                                                                     -----------    ------------
        Net cash used in investing activities                         (6,842,898)       (320,920)
                                                                     -----------    ------------

Cash Flows from Financing Activities:
  Issuance of common stock, net                                        7,053,144              -
  Purchases of common stock                                                   -           (2,272)
  Net loans to officers                                                       -            2,013
  Principal payments on notes payable                                    (19,044)        (20,233)
  Principal payments on capital lease obligations                        (64,774)        (53,772)
                                                                     -----------    ------------
        Net cash provided by (used in) financing activities            6,969,326         (74,264)
                                                                     -----------    ------------

Net Increase (Decrease) in Cash                                           46,842      (1,828,194)

Cash, at beginning of year                                               501,557       2,329,751
                                                                     -----------    ------------
Cash, at end of year                                                 $   548,399    $    501,557
                                                                     ===========    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                                                          2000           1999
                                                                     -------------    ----------
Supplemental Disclosure of Cash Flow Information -
 Cash paid during the period for:
  Interest                                                           $     243,365    $  189,816
                                                                     =============    ==========
  Income taxes                                                       $      -         $    2,080
                                                                     =============    ==========

Supplemental Disclosure of Noncash Investing, Financing and Operating
Activities-

 On August 14, 2000, the Company issued notes payable of $4,200,000 in conjunction with the acquisition of OCPS.

 During the year ended September 30, 2000, the Company forgave a $50,000 note receivable from a former officer in exchange for 33,000 shares of the Company's common stock.

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

The accompanying notes are an integral part of these consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2000


1.  Organization and Basis of Presentation
    --------------------------------------

RevCare, Inc. (formerly known as Cypress Financial Services, Inc.), a Nevada corporation, (together with its subsidiaries, the Company), provides accounts receivable management, administration, and debt collection services primarily to health care providers and consumer credit issuers. The Company also acquires accounts receivable and other consumer obligations for its own collection portfolio.

The Company operates primarily through wholly owned subsidiaries that serve specific industries. The Company's subsidiaries include: (i) Orange County Professional Services Inc. dba California Professional Services (OCPS), a company that provides collection services, billing services, outsourcing and temporary staffing services, and specialty consulting services primarily in the healthcare industry; (ii) Impact Seminars and Consulting, Inc. (Impact); (iii) Merchants Recovery Services, Inc. (MRSI), a company that primarily offers accounts receivable collection services to banks, credit unions, public utilities, and retailers; (iv) Medical Control Services, Inc. (MCSI), a collection agency servicing the health care industry; (v) Lien Solutions, Inc.
(LSI), a company that specializes in the recovery of unpaid worker's compensation claims primarily for healthcare service providers, including hospitals and doctors; (vi) My Boss, Inc. dba Business Office Support Services
(BOSS), a company that provides pre-collection consulting and credit monitoring services to medical providers and other businesses that extend credit; and (vii) Pacific Process Serving, Inc. (PPS), a statewide legal document process service company.

2.  Summary of Significant Accounting Policies
    ------------------------------------------

    a.  Principles of Consolidation
        ---------------------------

    The consolidated financial statements include the accounts of RevCare, Inc. and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

    b.  Use of Estimates
        ----------------

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates.

    c.  Revenue Recognition
        -------------------

        i.    Service Fees
              ------------

        The Company provides collection services for entities in the commercial, retail and medical industries for a fee. Service fees are reported as income when earned. Servicing costs are charged to expense as incurred.

        ii.   Portfolio Receivables
              ---------------------

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

        iii.  Residual Interests in Securitizations and Gain on Sale of
              ---------------------------------------------------------
              Portfolio Receivables
              ---------------------

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

        In future periods, the Company will recognize additional revenue from the Residuals if the actual performance of the Receivables is higher than the original estimate or the Company may increase the estimated fair value of the Residuals. If the actual performance of the Receivables is lower than the original estimate, then an adjustment to the carrying value of the Residuals may be required if the estimated fair value of the Residuals is less than the carrying value. As of September 30, 2000 and 1999, the carrying value of the Residuals was $0 and $36,098, respectively.

         The Company is responsible for the ongoing servicing of the Receivables. The Company has recorded a liability of $140,000 based on the present value of the estimated costs to service the Receivables less the estimated servicing fees over the remaining life of the Receivables.

         The Company did not complete any securitzations during the years ended September 30, 2000 and 1999.

     d.  Property
         --------

     Furniture, fixtures and equipment are carried at cost and depreciated using both straight-line and accelerated methods over the estimated useful lives of the assets, which are generally 5 to 7 years. The building is being depreciated over a period of 39 years.

     Repairs and maintenance are charged to expense as incurred; replacements and betterments are capitalized.

     e.  Trust Accounts and Restricted Cash
         ----------------------------------

     The Company maintains trust accounts for the benefit of its customers. Related funds are deposited in trust bank accounts and reflected as a trust liability until such amounts held in trust are remitted to customers. The trust accounts cash balances of $390,261 and $411,815 are reflected as restricted cash and trust payables in the accompanying consolidated balance sheets at September 30, 2000 and 1999, respectively.

     f.  Fair Value of Financial Instruments
         -----------------------------------

     Fair values of financial instruments are estimated using available market information and other valuation methodologies. The fair values of the Company's financial instruments are estimated to approximate the related book value, unless otherwise indicated.

     g.  Goodwill
         --------

     Goodwill represents the excess of cost over the fair value of assets acquired and is amortized using the straight-line method over 20 years. The Company assesses its intangible assets for impairment periodically.

     h.  Earnings Per Share
         ------------------

     The Company reports basic and diluted earnings per share (EPS) for common and converted preferred stock. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock.

     For the year ended September 30, 2000, the computations of basic and diluted EPS were as follows:

                                                     Basic EPS         Diluted EPS
                                                    ------------      ------------

          Numerator - net loss                      $  (886,672)       $  (886,672)

          Denominator - weighted average shares
           outstanding                               16,979,025         16,979,025
                                                    -----------        -----------
          Loss per share                            $     (0.05)       $     (0.05)
                                                    ===========        ===========

     For the year ended September 30, 1999, the computations of basic and diluted EPS were as follows:

                                                     Basic EPS          Diluted EPS
                                                    -----------         -----------
          Numerator - net loss                      $(1,493,112)       $(1,493,112)

          Denominator - weighted average shares
           outstanding                                6,527,225          6,527,225
                                                    -----------        -----------
          Loss per share                            $     (0.23)       $     (0.23)
                                                    ===========        ===========

     For the years ended September 30, 2000 and 1999, the denominator in the diluted EPS computation was the same as the denominator for basic EPS due to the antidilutive effects of preferred stock, warrants and stock options on the Company's net loss. As of September 30, 2000 and 1999, the Company had outstanding warrants and stock options of 1,880,508 and 1,187,050, respectively, that were antidilutive.

     i.  Income Taxes
         ------------

     The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

     j.  Stock Option Plan
         -----------------

     As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company accounts for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company provides the pro forma net earnings, pro forma earnings per share, and stock based compensation plan disclosure requirements set forth in SFAS No. 123.

    k. Rental Operations
       -----------------

    The Company leases a portion of its building to unrelated parties. Management allocates certain costs incurred to rental operations based on a ratio of square footage to the total square footage of the respective building. The results of rental operations for the years ended September 30, 2000 and 1999 are as follows:

                                               2000        1999
                                             --------    --------
          Rental income                      $273,309    $192,512
          Interest expense                    (40,771)    (39,829)
          Depreciation and amortization       (25,185)    (12,473)
          Utilities and other                 (85,910)    (51,169)
                                             --------    --------
                                             $121,443    $ 89,041
                                             ========    ========

    l. Recent Accounting Pronouncements
       --------------------------------

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June 2000, by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively SFAS No. 133). SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000, with earlier application encouraged. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company believes that adoption of this standard will not have a material impact on the Company's financial position or results of operations.

    On December 3, 1999, the Securities and Exchange Commission (SEC) staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", as amended by SAB No. 101A, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria need to be met in order to recognize revenue. SAB No. 101 also addresses the question of gross vs. net revenue presentation and financial statement and Management's Discussion and Analysis (MD&A) disclosures related to revenue recognition. The adoption of SAB No. 101 in fiscal year 2001 is not expected to have a material effect on the Company's financial statements.

    In March 2000, the FASB issued FASB Interpretation No. 44 (FIN44), "Accounting for Certain Transactions Involving Stock Compensation." The provisions of FIN44, which were effective on July 1, 2000, have not had a material effect on the Company's financial position or results of operations.


    m. Reclassification
       ----------------

    Certain amounts in the accompanying 1999 financial statements have been reclassified to conform to 2000 presentation.

3. Acquisition and Goodwill
   ------------------------

On August 14, 2000, the Company completed the purchase of all of the outstanding stock of OCPS and its wholly owned subsidiary, Impact. Concurrent with this acquisition, OCPS acquired substantially all of the assets of RBA Remcare, Inc., Insource Medical Solutions, LLC and Hospital Employee Labor Pool, affiliates of OCPS.

This acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The operations of OCPS have been included in the accompanying consolidated financial statements from the date of acquisition.

Below is a summary of the OCPS acquisition, subject to post closing adjustments:

     Fair value of tangible assets acquired          $ 1,317,668
     Goodwill acquired                                10,865,614
     Liabilities assumed                              (1,216,216)
                                                     -----------
     Acquisition price                                10,967,066
     Less cash acquired                                  (33,396)
     Less notes payable issued for acquisition        (4,200,000)
                                                     -----------
     Net cash paid for acquisition                   $ 6,733,670
                                                     ===========

Had the acquisition occurred at the beginning of the prior fiscal year, the pro forma results would be as follows:

                                                         2000          1999
                                                     -----------    -----------
                                                     (unaudited)    (unaudited)
     Revenues                                        $14,375,441    $13,929,680
     Net loss                                        $(1,252,971)   $(1,598,738)
     Diluted earnings per share                      $      (.07)   $     (0.24)
     Diluted weighted average shares outstanding      16,979,025      6,527,225

4. Portfolio Receivables
   ---------------------

The cost basis of portfolio receivables (Receivables) activity consists of the following as of September 30, 2000 and 1999 and for the years then ended:

       Portfolio receivables at September 30, 1998                      $  765,033
         Purchases of portfolio receivables                              1,100,885
         Increase in allowance for losses on portfolio receivables        (548,014)
         Collections applied to cost basis                                (124,306)
         Sales of portfolio receivables applied to cost basis             (288,378)
                                                                        ----------
       Portfolio receivables at September 30, 1999                         905,220
         Purchases of portfolio receivables                                     -
         Increase in allowance for losses on portfolio receivables        (341,646)
         Collections applied to cost basis                                 (48,689)
         Sales of portfolio receivables applied to cost basis                   -
                                                                        ----------
       Portfolio receivables at September 30, 2000                      $  514,885
                                                                        ==========

For the years ended September 30, 2000 and 1999, the Company had gross collections from the Receivables of $602,840 and $1,061,125, respectively. After applying $48,689 and $124,306 to the cost basis for the years ended September 30, 2000 and 1999, respectively, $554,151 and $936,819 was recognized as portfolio receivables revenue in the accompanying consolidated statements of operations.

For the year ended September 30, 1999, the Company had proceeds from sales of the Receivables of $459,570. After applying $288,378 to the cost basis, $171,192 was recognized as net gain on sale of portfolio receivables in the accompanying consolidated statements of operations. There were no sales of portfolio receivables in the year ended September 30, 2000.

On August 14, 1998 the Company sold Receivables with a book value of $224,634 to a wholly-owned subsidiary for $2,750,000, which issued interest-bearing asset-backed securities to Pacific Life Insurance Company for the same amount. The Company considers the transfer of Receivables where the Company surrenders control over the Receivables a sale and does not include the wholly-owned subsidiary in its consolidated financial statements. For the years ended September 30, 2000 and 1999, the Company had gross collections from these Receivables of $848,761 and $1,442,414, respectively, of which $179,128 and $321,190 was recognized as service fee revenue in the accompanying consolidated statements of operations.

Due to the nature of these Receivables, there is no assurance that historical collection results will reflect the future collectibility of the face value of the Receivables.

5. Related Party Transactions
   --------------------------

On July 2, 1998 Pacific Life Insurance Company (Pacific Life) purchased 2,000,000 shares of common stock from the Company, representing 28 percent of the outstanding common stock of the Company on a fully diluted basis for $3,000,000.

On August 14, 1998 the Company sold Receivables with a book value of $224,634 to a wholly owned subsidiary for $2,750,000, which issued interest-bearing asset-backed securities to Pacific Life for the same amount. As permitted by SFAS No. 125, the Company considers a transfer of Receivables where the Company surrenders control over the Receivables a sale to the extent that consideration other than beneficial interests in the transferred Receivables is received in exchange for the Receivables. The sale resulted in a net gain of $2,363,148 which was recognized as net gain on sale of portfolio receivables in the accompanying consolidated statements of operations and a carried residual interest of $36,098. The Company continues to service the asset backed securities and receives a 20 percent servicing fee.

In conjunction with the acquisition of OCPS on August 14, 2000 the Company entered into $3,675,000 of Secured Convertible Promissory Notes to shareholders and officers of OCPS, currently employees or officers of RevCare. All of these notes bear interest at the rate of 8 percent per annum through August 2002, at which time the unpaid principal balances and all accrued and unpaid interest are due. At the option of the holder, the notes are convertible at $0.735 of any unpaid principal balance into $.001 par value common stock.

6. Property
   --------

Property consists of the following:

                                            2000         1999
                                         ----------   ----------
     Land                                $  866,575   $  866,575
     Building                             1,540,577    1,540,577
     Equipment and furnishings            1,613,548    2,378,448
                                         ----------   ----------
                                          4,020,700    4,785,600
     Less--Accumulated depreciation         832,898    1,657,731
                                         ----------   ----------
                                         $3,187,802   $3,127,869
                                         ==========   ==========

Depreciation expense for the years ended September 30, 2000 and 1999 totaled $235,354 and $209,060, respectively. At September 30, 2000 and 1999, the net book value of equipment under capital leases was $251,044 and $379,711, respectively. During the year ended September 30,2000, the Company removed $1,055,483 of fully depreciated assets from its books.

7. Intangible Assets
   -----------------

Intangible assets consist of the following at September 30, 2000:

     Goodwill                            $10,865,614
     Less--Accumulated amortization           67,488
                                         -----------
                                         $10,798,126
                                         ===========

8. Lines of Credit
   ---------------

The Company has a line of credit, which permits borrowings up to a maximum of $300,000 at the bank's reference rate plus two percent (11.5 percent at September 30,2000). The line of credit expires on May 1, 2003. At September 30, 2000, borrowings on the line totaled $182,512. Borrowings are secured by substantially all the assets of OCPS, including accounts receivable and equipment, as well as guaranteed by principal owner of OCPS.

The Company has a line of credit, which permits borrowings up to a maximum of $100,000, subject to an 8 percent interest rate. The line of credit expires on February 10, 2001. At September 30, 2000, borrowings on the line totaled $99,682.

9. Notes Payable
   -------------

As of September 30, 2000 and September 30, 1999, notes payable consists of the following:

                                                                                         2000         1999
                                                                                      ----------   ----------
Note payable to a bank, collateralized by land and a building, due in monthly payments of $14,089, including interest at 8 percent per annum, through
 December 2000, at which time the entire principal balance became due and payable.    $1,802,002   $1,823,510

Note payable to a bank, interest at the bank's reference rate plus 2 percent
 (11.5 percent at September 30, 2000), payments of $4,048 are due in monthly installments through May 2001. The loan is secured by substantially all the assets of the Insource division of OCPS, including accounts receivable and
 equipment.                                                                               31,272           -

Convertible note payable to an individual, interest at 8 percent per annum, payments of $23,744 are due in monthly installments  through August 2002.
 At the option of the holder, the note is convertible at $0.735 of any unpaid
 principal balance into $.001 par value common stock.                                    501,256           -
                                                                                      ----------   ----------
                                                                                      $2,334,530   $1,823,510
                                                                                      ==========   ==========

Subsequent to year-end, the note collateralized by land and a building was refinanced and now matures in January 2021. The Company entered into a promissory note with a principal amount of $2,990,000 with a variable interest rate of 2.5 percent plus the standard LIBOR.

Annual maturities of notes payable at September 30, 2000 are as follows:

     Years Ending September 30,
     --------------------------
         2001                         $2,083,499
         2002                            251,031
                                      ----------
                                      $2,334,530
                                      ==========

10. Capital Transactions
    --------------------

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

    b. Common Stock
       ------------

    Pursuant to an odd-lot tender offer dated January 30, 1999 whereby the Company offered to purchase all outstanding shares of common stock held in odd-lots of 1-99 shares at $3.00 per share and a minimum tender offer of $5.00 to each tendering shareholder, the Company purchased 662 shares of common stock through September 30, 1999 at an aggregate cost of $2,272.

    On May 30, 2000, the Company sold 15,000,000 shares of its common stock to FBR Financial Services Partners, L.P. (FBR), representing 69.8 percent of the outstanding common stock of the Company on a fully diluted basis for $7,500,000. Offering costs related to this investment totaled $446,856.

    In August 2000, the Company forgave a $50,000 note receivable from a former officer in exchange for 33,000 shares of the Company's common stock.

    c. Warrants and Stock Options
       --------------------------

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

    The fair value of the warrant was estimated to be $415,000 on the date of grant using the Black Scholes pricing model with the following assumptions: weighted average risk-free interest rate of 4.5 percent; a weighted average volatility of 86.9 percent; an expected life of 6.75 years; and no expected dividend yield. This amount will be recognized in the income statement during the period the services are deemed to have been provided. During the years ended September 30, 2000 and 1999, the Company recognized advisory fees of $0 and $100,000, respectively, relating to this warrant. Any remaining expense will be recognized in future periods if and when various conditions have been met.

    In 1995, the Company adopted, and the shareholders approved, the RevCare, Inc. 1995 Stock Option Plan (the Plan) which authorized 450,000 stock option grants to purchase the Company's common stock. In August 1998, the Board of Directors and Shareholders approved a 500,000 share increase to the Plan increasing the total number of shares reserved for issuance pursuant to the Plan to 950,000. During fiscal year 2000, the Board of Directors and Shareholders approved increasing the total number of shares reserved for issuance pursuant to the Plan to 3,250,000.

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

    The Company has granted 1,985,958 options under the Plan of which 505,450 have been forfeited. These options are issued at fair market value or at a 10 percent premium over fair market value if the individual is a 10 percent or more shareholder. All options granted expire ten years from the date of grant. At September 30, 2000, there were 1,769,492 additional shares available for grant under the Plan.

A summary of the status of the Plan at September 30, 2000 and 1999 and changes during the years then ended is presented in the table and narrative below:

                                          September 30, 2000     September 30, 1999
                                         ---------------------   -------------------
                                                      Weighted              Weighted
                                                      Average               Average
                                                      Exercise              Exercise
                                           Shares      Price      Shares     Price
                                         ----------   --------   --------   --------
     Outstanding at beg. of year           787,050    $   1.27   797,300    $   1.29
         Granted                         1,127,308        0.55       -           -
         Exercised                             -           -         -           -
         Forfeited                        (433,850)       1.36   (10,250)       2.75
                                         ---------    --------   -------    --------
     Outstanding at end of year          1,480,508    $   0.70   787,050    $   1.27
                                         =========    ========   =======    ========
     Exercisable at end of year            876,661    $   0.83   567,050    $   1.25
                                         =========    ========   =======    ========
     Weighted average remaining
         contractual life                                 9.03                  8.63
                                                      ========              ========
     Weighted average fair value of
         options granted                              $   0.29                   N/A
                                                      ========              ========

The fair value of each option grant is estimated on the date of grant using the Black Scholes pricing model with the following assumptions used for the grants in fiscal year 2000: weighted average risk-free interest rate of 5.5 percent; a weighted average volatility of 107.5 percent; an expected life of 7 years; and no expected dividend yield.

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

                                                      2000          1999
                                                   ---------     -----------
     Net Loss:             As Reported             $(886,672)    $(1,493,112)
                           Pro Forma               $(891,766)    $(1,596,612)
     Basic EPS:            As Reported             $    (.05)    $     (0.23)
                           Pro Forma               $    (.05)    $     (0.24)
     Diluted EPS:          As Reported             $    (.05)    $     (0.23)
                           Pro Forma               $    (.05)    $     (0.24)


11.  Commitments and Contingencies
     -----------------------------

     a. Lessee -- The Company leases certain office space and equipment under non-cancelable operating and capital leases which expire at various times through fiscal 2004. Future annual minimum lease payments, in the aggregate, under operating and capital leases at September 30, 2000 are as follows:

             Years Ending September 30,                   Operating     Capital
             --------------------------                   ---------    ---------
               2001                                       $  86,447    $ 142,927
               2002                                          36,003       88,034
               2003                                          17,060       75,093
               2004                                             -         64,877
                                                          ---------    ---------
             Total minimum lease payments                 $ 139,510      370,931
                                                          =========

             Less - Amounts representing interest                         74,822
                                                                       ---------
             Present value of capital lease obligations                $ 296,109
                                                                       =========

           Rent expense under all operating leases totaled $11,997 in 2000 and $10,808 in 1999.

b. Lessor -- As discussed in Note 1, the Company leases a portion of its building to unrelated entities under operating leases which expire at various times through fiscal 2003. The Company leases to several tenants on a month-to-month basis. Future annual collections under non-cancelable operating leases as of September 30, 2000 are scheduled as follows:

               Years Ending September 30,
               --------------------------
                 2001                               $  135,849
                 2002                                  136,063
                 2003                                  104,957
                                                    ----------
                                                    $  376,869
                                                    ==========


c.  Employment Agreements
    ---------------------

On May 30, 2000, the Company entered into a three-year employment agreement with one of its officers. On August 14, 2000, the Company entered into a two-year and a three-year employment agreement with two of its officers. The agreements provide for annual salaries, paid vacations and other related benefits. The minimum annual compensation pursuant to such agreements, excluding provisions for fringe benefits (e.g., vacations, etc.), will be approximately $625,000, $625,000 and $450,000 in fiscal years 2001, 2002 and 2003, respectively.

d.  Litigation
    ----------

In December 1998, Federal Asset Factoring Corporation (Federal) filed a claim against the Company for negligent misrepresentation. The Company sold certain portfolio receivables (Receivables) to Track, Inc. (Track), which Track then sold to Federal. Federal alleges that it was unable to obtain media on the Receivables which resulted in lower than anticipated returns for Federal's investors. Federal sued Track and obtained a judgment, but was unable to collect on the judgment. Consequently, Federal sued the Company on the basis that Track was acting as a broker for the Company when the Receivables were sold to Federal. The case was settled in February 2000. A transfer of purchased bad debt accounts held in the Company's portfolio was made to Federal with a cost basis to the Company of $10,000.

In March 1999, DDT Medical Credit (DDT) filed a claim against the Company for breach of contract. DDT contends it purchased certain Receivables from Towne Medical Center (Towne) in May 1998 and simultaneously entered into an agreement with the Company to bill and collect these Receivables. Although the Company had been performing such services for Towne prior to May 1998, the agreement between Towne and the Company was mutually terminated on May 15, 1998 and no agreement was reached between DDT and the Company to continue such services. The case was settled in February 2000. A transfer of purchased bad debt accounts held in the Company's portfolio was made to DDT with a cost basis to the Company of $25,000.

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

12.  Income Taxes
     ------------

The benefits for income taxes for the years ended September 30, 2000 and 1999 are shown in the table below:

                                                     2000        1999
                                                   --------   ----------
     Federal:
       Current                                     $    -     $     -
       Deferred                                         -      (322,710)

     State:
       Current                                          -        (5,775)
       Deferred                                         -      (127,479)
                                                   --------   ---------
     Total tax benefit                             $    -     $(455,964)
                                                   ========   =========

Although not affecting the total provision, actual income tax payments may differ from the amounts shown as current as a result of the final determination as to the timing of certain deductions and credits.

The total tax benefit differs from the Federal statutory rate of 34 percent for the reasons shown in the table below:

                                                     2000        1999
                                                   --------    --------
     Federal statutory tax rate                       (34.0)%     (34.0)%
     State income taxes, net of Federal income
       tax benefit                                     (8.6)       (4.8)
     Other                                              1.2        (0.9)
     Valuation Allowance                               41.4        16.3
                                                   --------    --------
     Actual tax benefit                                 -   %     (23.4)%
                                                   ========    ========

Because certain items of income and expense are not recognized in the same year in the financial statements of the Company as in its Federal and California tax returns, deferred assets and liabilities are created. As of September 30, 2000 and 1999, the accompanying consolidated balance sheets reflect no deferred tax assets. The net deferred tax assets as of September 30, 2000 and 1999 are disclosed in the table below:

                                                          2000          1999
                                                       ----------    ---------
     Deferred tax assets:
         Allowance for doubtful accounts               $  127,516    $ 417,315
         Vacation accrual                                  17,101       45,182
         Net operating loss                               858,209      492,539
         Warrants                                          42,840          -
         Other                                             21,965       18,830
                                                       ----------    ---------
                  Total deferred tax assets             1,067,631      973,866
                                                       ----------    ---------

     Deferred tax liabilities:
         Securitization                                  (456,290)    (671,685)
                                                       ----------    ---------
                  Total deferred tax liabilities         (456,290)    (671,685)
                                                       ----------    ---------
                  Valuation allowance                    (611,341)    (302,181)
                                                       ----------    ---------
     Net deferred tax asset                            $      -      $     -
                                                       ==========    =========

13.  Reportable Business Segments
     ----------------------------

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

Below is a summary statement of income for the years ended September 30, 2000 and 1999. The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. Certain assumptions are made concerning the allocations of costs between segments which may influence relative results, most notably, allocations of various types of technology, legal, recruiting and training costs. Management believes that the allocations utilized below are reasonable and consistent with the way it manages the business.

For the year ended September 30, 2000:

                                             Healthcare      Banking       Retail         Total
                                             -----------   -----------   -----------   ------------

     Revenues                                 $3,811,774   $  731,736     $1,242,970   $ 5,786,480
     Operating expenses                        2,706,443      660,225        886,317     4,252,985
     Losses on portfolio receivables                          341,645                      341,645
                                              ----------   ----------     ----------   -----------
     Operating income (loss)                  $1,105,331   $ (270,134)    $  356,653     1,191,850
                                              ==========   ==========     ==========
     Overhead & administrative expenses                                                  1,780,661
     Depreciation & amortization                                                           279,868
                                                                                       -----------
     Loss from operations                                                              $  (868,679)
                                                                                       ===========

For the year ended September 30, 1999:

                                             Healthcare     Banking        Retail         Total
                                             -----------   ----------    -----------   -----------

     Revenues                                 $2,569,469   $1,493,365     $1,178,365   $ 5,241,199
     Operating expenses                        2,175,184    1,080,244        715,847     3,971,275
     Losses on portfolio receivables                 -        548,014            -         548,014
                                              ----------   ----------     ----------   -----------
     Operating income (loss)                  $  394,285   $ (134,893)    $  462,518       721,910
                                              ==========   ==========     ==========
     Overhead & administrative expenses                                                  2,443,640
     Depreciation & amortization                                                           198,697
                                                                                       -----------
     Loss from operations                                                              $(1,920,427)
                                                                                       ===========