Form 10QSB
period 2000-12-31
REVCARE INC
filed 2001-02-14
CIK 811510

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                        Commission file number 0-17192


                                 REVCARE, INC.
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


                   Issuer's telephone number (714) 995-0627


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes   X    No
                                                                -----     -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 2001 the issuer had 21,526,909 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes       No   X
                                                                 -----    -----

                                 REVCARE, INC.
                                  FORM 10-QSB

                                     INDEX





PART I.   FINANCIAL INFORMATION                                        Page
                                                                       ----

 Item 1.  Condensed Consolidated Balance Sheet as of
          December 31, 2000 .....................................      1

          Condensed Consolidated Statements of
          Operations for the three month periods ended
          December 31, 2000 and 1999 ............................      2

          Condensed Consolidated Statements of
          Cash Flows for the three month periods ended
          December 31, 2000 and 1999 ............................      3

          Notes to Condensed Consolidated Financial
          Statements ............................................      4 to 10

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations ...................     11 to 14

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings .....................................     15

 Item 2.  Changes in Securities .................................     15

 Item 3.  Defaults Upon Senior Securities .......................     15

 Item 4.  Submission of Matters to a Vote of Security Holders ...     15

 Item 5.  Other Information .....................................     15

 Item 6.  Exhibits and Reports on Form 8-K ......................     15

                                 REVCARE, INC.
                                 -------------
                               AND SUBSIDIARIES
                               ----------------

               CONDENSED (UNAUDITED) CONSOLIDATED BALANCE SHEET
               ------------------------------------------------

                               DECEMBER 31, 2000
                               -----------------



                                    ASSETS
                                    ------


Cash                                                                                              $   977,525
Restricted cash                                                                                       365,474
Accounts receivable, net                                                                            1,707,477
Portfolio receivables, net                                                                            456,391
Property, net                                                                                       3,124,981
Notes receivable from officers                                                                        100,000
Prepaid expenses and other                                                                            101,439
Goodwill, net                                                                                      10,663,150
                                                                                                  -----------
    Total assets                                                                                  $17,496,437
                                                                                                  ===========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Accounts payable                                                                                  $   168,899
Trust payables                                                                                        365,474
Accrued liabilities                                                                                   700,606
Notes payable                                                                                       7,769,799
Capital lease obligations                                                                             265,053
                                                                                                  -----------
    Total liabilities                                                                               9,269,831

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Series A convertible, redeemable preferred stock, $0001 par value,
  stated at $2.00 liquidation preference per share, 5,000,000                                         690,000
  shares authorized; 345,000 shares issued and outstanding
 Common stock, $0.001 par value; 55,000,000 shares authorized;
  21,526,909 shares issued and outstanding                                                             21,520
Paid-in capital                                                                                    10,658,282
Accumulated deficit                                                                                (3,093,196)
                                                                                                  -----------
                                                                                                    8,276,606
Less common stock in treasury at cost, 33,000 shares                                                  (50,000)
                                                                                                  -----------
    Total shareholders' equity                                                                      8,226,606
                                                                                                  -----------
                                                                                                  $17,496,437
                                                                                                  ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 REVCARE, INC.
                                 -------------
                               AND SUBSIDIARIES
                               ----------------

          CONDENSED (UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS
          -----------------------------------------------------------

          FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2000 AND 1999
          -----------------------------------------------------------

                                                                                              2000            1999
                                                                                          -----------      ----------
REVENUES:                                                                                 $ 3,415,336      $1,085,152

OPERATING EXPENSES:
    Salaries, wages and related benefits                                                    2,255,265         993,877
    Selling, general and administrative                                                     1,169,982         289,119
    Losses on portfolio receivables                                                            50,154          92,737
    Depreciation and amortization                                                             216,683          56,301
                                                                                          -----------      ----------
                                                                                            3,692,084       1,432,034
                                                                                          -----------      ----------
LOSS FROM OPERATIONS                                                                         (276,748)       (346,882)
                                                                                          -----------      ----------
OTHER INCOME (EXPENSE):
    Interest expense, net                                                                    (113,049)        (44,021)
    Rental operations, net                                                                     53,559          17,392
                                                                                          -----------      ----------
                                                                                              (59,490)        (26,629)
LOSS BEFORE BENEFIT FOR INCOME TAXES                                                         (336,238)       (373,511)

BENEFIT FOR INCOME TAXES                                                                            -               -
                                                                                          -----------      ----------
NET LOSS                                                                                  $  (336,238)     $ (373,511)


Earnings per share:
    Basic                                                                                 $     (0.02)     $    (0.06)
    Diluted                                                                               $     (0.02)     $    (0.06)

Number of shares used in computing earnings per share:
    Basic                                                                                  21,526,909       6,526,911
    Diluted                                                                                21,526,909       6,526,911

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 REVCARE, INC.
                                 -------------
                               AND SUBSIDIARIES
                               ----------------

          CONDENSED (UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS
          -----------------------------------------------------------

          FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2000 AND 1999
          -----------------------------------------------------------

                                                                                            2000              1999
                                                                                         -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                             $  (336,238)      $  (373,511)
    Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities
       Depreciation and amortization                                                         216,683            60,738
       Changes in operating assets and liabilities:
          Decrease in restricted cash                                                         24,787            39,589
          Increase in accounts receivable, net                                              (343,268)           89,194
          Decrease in portfolio receivables                                                   58,494           108,011
          Decrease in prepaid expenses and other                                                 348          (114,263)
          Decrease in accounts payable                                                      (158,384)            4,816
          Decrease in trust payables                                                         (24,787)          (39,589)
          Decrease in accrued liabilities                                                    (12,142)          (60,603)
                                                                                         -----------       -----------
                   Net cash used in operating activities                                    (574,506)         (285,618)
                                                                                         -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property                                                                    (18,886)           (4,400)
                                                                                         -----------       -----------
                   Net cash used in investing activities                                     (18,886)           (4,400)
                                                                                         -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of mortgage note payable                                        2,990,000                 -
    Principal payments on notes payable                                                     (134,424)           (5,411)
    Principal payments on capital lease obligations                                          (31,056)          (20,035)
    Principal payments on maturity of mortgage note payable - (Sanwa)                     (1,802,002)                -
                                                                                         -----------       -----------
                   Net cash provided by financing activities                               1,022,518           (25,446)
                                                                                         -----------       -----------
NET INCREASE IN CASH                                                                         429,126          (315,464)

CASH, at beginning of period                                                                 548,399           501,557
                                                                                         -----------       -----------
CASH, at end of period                                                                   $   977,525       $   186,093
                                                                                         ===========       ===========

 The accompanying notes are an intregral part of these condensed consolidated financial statements.

                                 REVCARE, INC.
                                 -------------
                               AND SUBSIDIARIES
                               ----------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                               DECEMBER 31, 2000
                               -----------------


1.   Quarterly Information
     ---------------------

The accompanying unaudited, condensed and consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all disclosures that would be presented in the Annual Report on Form 10-KSB of RevCare, Inc., a Nevada corporation (together with its subsidiaries, the Company). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's 2000 Annual Report on Form 10-KSB.

The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods. The operating results are not necessarily indicative of results to be expected for the year ending September 30, 2001.

2.   Organization and Basis of Presentation
     --------------------------------------

The Company provides accounts receivable management, administration, and debt collection services primarily to healthcare providers and consumer credit issuers. The Company also has, in the past, acquired accounts receivable and other consumer obligations for its own collection portfolio. The Company operates primarily through wholly owned subsidiaries that serve specific industries. The Company's subsidiaries include: (i) Orange County Professional Services Inc. dba California Professional Services (OCPS), a company that provides collection services, billing services, outsourcing and temporary staffing services, and specialty consulting services primarily in the healthcare industry; (ii) Merchants Recovery Services, Inc. (MRSI), a company that primarily offers accounts receivable collection services to banks, credit unions, public utilities, and retailers; (iii) Medical Control Services, Inc.
(MCSI), a collection agency servicing the health care industry; (iv) Lien Solutions, Inc. (LSI), a company that specializes in the recovery of unpaid worker's compensation claims primarily for healthcare service providers, including hospitals and doctors; (v) My Boss, Inc. dba Business Office Support Services (BOSS), a company that provides pre-collection consulting and credit monitoring services to medical providers and other businesses that extend credit; and (vi) Pacific Process Serving, Inc. (PPS), a statewide legal document process service company.


3.   Summary of Significant Accounting Policies
     ------------------------------------------

     a.  Principles of Consolidation
         ---------------------------

     The condensed consolidated financial statements include the accounts of RevCare, Inc. and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.



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

         i   Service Fees
             ------------

         The Company provides collection services for entities in the commercial, retail and medical industries for a fee. Service fees are reported as income when earned. Servicing costs are charged to expense as incurred.

         ii  Portfolio Receivables
             ---------------------

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

         iii Residual Interests in Securitizations and Gain on Sale of
             ---------------------------------------------------------
             Portfolio Receivables
             ---------------------

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

         In future periods, the Company will recognize additional revenue from the Residuals if the actual performance of the Receivables is higher than the original estimate or the Company may increase the estimated fair value of the Residuals. If the actual performance of the Receivables is lower than the original estimate, then an adjustment to the carrying value of the Residuals may be required if the estimated fair value of the Residuals is less than the carrying value. As of December 31, 2000, the carrying value of the Residuals was $0.

         The Company is responsible for the ongoing servicing of the Receivables. The Company has recorded a liability of $140,000 based on the present value of the estimated costs to service the Receivables less the estimated servicing fees over the remaining life of the Receivables.

         The Company did not complete any securitizations during the quarter.

     d.  Property
         --------

     Furniture, fixtures and equipment are carried at cost and depreciated using both straight-line and accelerated methods over the estimated useful lives of the assets, which are generally 4 to 7 years. The building is being depreciated over a period of 39 years.

     Repairs and maintenance are charged to expense as incurred; replacements and improvements are capitalized.

     e.  Trust Accounts and Restricted Cash
         ----------------------------------

     The Company maintains trust accounts for the benefit of its customers. Related funds are deposited in trust bank accounts and reflected as a trust liability until such amounts held in trust are remitted to customers. The trust accounts cash balances of $365,474 are reflected as restricted cash and trust payables in the accompanying condensed consolidated balance sheet.

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

     For the quarter ended December 31, 2000, the computations of basic and diluted EPS were as follows:

                                                      Basic EPS     Diluted EPS
                                                     ------------   ------------

          Numerator - net loss                       $  (336,238)   $  (336,238)

          Denominator - weighted average shares
          outstanding                                 21,526,909     21,526,909
                                                     ------------   ------------
          Loss per share                             $     (0.02)   $     (0.02)
                                                     ============   ============

     For the quarter ended December 31, 1999, the computations of basic and diluted EPS were as follows:

                                                      Basic EPS     Diluted EPS
                                                     ------------   ------------
          Numerator - net loss                       $  (373,511)   $  (373,511)

          Denominator - weighted average shares
          outstanding                                  6,526,911      6,526,911
                                                     ------------   ------------
          Loss per share                             $     (0.06)   $     (0.06)
                                                     ============   ============

     For the quarters ended December 31, 2000 and 1999, the denominator in the diluted EPS computation was the same as the denominator for basic EPS due to the antidilutive effects of preferred stock, warrants and stock options on the Company's net loss. As of December 31, 2000 and 1999, the Company had outstanding warrants and stock options of 1,880,508 and 1,187,050, respectively, that were antidilutive.


     i.  Income Taxes
         ------ -----

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


     j.  Reclassification
         ----------------

     Certain amounts in the accompanying 2000 financial statements have been reclassified to conform to 2001 presentation.

     k.  Recent Accounting Pronouncements
         --------------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June 2000, by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively SFAS No. 133). SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000, with earlier application encouraged. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company adopted this standard effective October 1, 2000, which did not have a material impact on the Company's financial position or results of operations.

     On December 3, 1999, the Securities and Exchange Commission (SEC) staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," as amended by SAB No. 101A, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria need to be met in order to recognize revenue. SAB No. 101 also addresses the question of gross vs. net revenue presentation and financial statement and Management's Discussion and Analysis (MD&A) disclosures related to revenue recognition. The adoption of SAB No. 101 in fiscal year 2001 is not expected to have a material effect on the Company's financial statements.

     In March 2000, the FASB issued FASB Interpretation No. 44 (FIN44), "Accounting for Certain Transactions Involving Stock Compensation." The provisions of FIN44, which were effective on July 1, 2000, have not had a material effect on the Company's financial position or results of operations.

4.   Acquisition and Goodwill
     ------------------------

On August 14, 2000, the Company completed the purchase of all of the outstanding stock of OCPS and its wholly owned subsidiary, Impact Financial Services. Concurrent with this acquisition, OCPS acquired substantially all of the assets of RBA Rem-Care, Inc., Insource Medical Solutions, LLC and Hospital Employee Labor Pool, affiliates of OCPS. This acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The operations of OCPS have been included in the accompanying consolidated financial statements from the date of acquisition.

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
                                                    ===========

5.  Portfolio Receivables
    ---------------------

The cost basis of portfolio receivables (Receivables) activity consists of the following as of December 31, 2000, and for the three months then ended:

     Portfolio receivables at September 30, 2000                 $514,885
       Increase in allowance for losses on portfolio receivables  (50,154)
       Collections applied to cost basis                           (8,340)
                                                                 --------
     Portfolio receivables at December 31, 2000                  $456,391
                                                                 ========

For the three months ended December 31, 2000 and 1999, the Company had gross collections from the Receivables of $89,991 and $166,216, respectively. After applying $8,340 and $15,275 to the cost basis for the three months ended December 31, 2000 and 1999, respectively, $83,454 and $150,941 was recognized as portfolio receivables revenue in the accompanying condensed consolidated statements of operations.

On August 14, 1998 the Company sold Receivables with a book value of $224,634 to a wholly owned subsidiary for $2,750,000, which issued interest-bearing asset-backed securities to Pacific Life Insurance Company for the same amount. As permitted by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," the Company considers the transfer of Receivables where the Company surrenders control over the Receivables a sale and does not include the wholly owned subsidiary in its consolidated financial statements. For the three months ended December 31, 2000 and 1999, the Company had gross collections from these Receivables of $172,831 and $214,676, respectively, of which $38,865 and $47,268 was recognized as service fee revenue in the accompanying condensed consolidated statements of operations.

Due to the nature of these Receivables, there is no assurance that historical collection results will reflect the future collectibility of the face value of the Receivables.


6.  Property
    --------

Property consists of the following:

            Land                                     $   866,575
            Building                                   1,540,577
            Equipment and furnishings                  2,195,789
                                                     -----------
                                                       4,602,941
            Less--Accumulated depreciation             1,477,960
                                                     -----------
                                                     $ 3,124,981
                                                     ===========

7.  Intangible Assets

Intangible assets consist of the following at December 31, 2000:


            Goodwill                                 $10,798,126
            Less--Accumulated amortization               134,976
                                                     -----------
                                                     $10,663,150
                                                     ===========

8.  Notes Payable
    -------------

Notes payable consists of a mortgage note payable to a bank of $2,990,000 of principal amount outstanding at end of quarter, secured by land and a building, due in monthly payments of $25,984, including interest currently at 8.4 percent per annum, through January, 2021, at which time the entire principal balance is due and payable.

In conjunction with the acquisition of OCPS on August 14, 2000 the Company entered into $4,200,000 of Secured Convertible Promissory Notes to shareholders and officers of OCPS, some of whom are currently employees or officers of RevCare. All of these notes bear interest at the rate of 8 percent per annum through August 2002, at which time the unpaid principal balances and all accrued and unpaid interest are due. At the option of the holder, the notes are convertible at $0.735 of any unpaid principal balance into $.001 par value common stock.

9.  Income Taxes
    ------------

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

10.  Stockholders' Equity Transactions
     ---------------------------------

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

On May 30, 2000, the Company sold 15,000,000 shares of its common stock to FBR Financial Services Partners (FBR), representing 69.8 percent of the outstanding common stock of the Company on a fully diluted basis for $7,500,000. Offering costs related to this investment totaled $446,856.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

General

RevCare, Inc. (RevCare) is one of the leading providers of revenue cycle management services in California, Nevada and Hawaii. We have combined the experience and knowledge of seven entities to form one unit that has the capability of providing integrated revenue management services. We now have the ability to provide all services required by our healthcare clients to manage all phases of their revenue cycle, which include physician and hospital billing, non-delinquent and delinquent receivable collections, reimbursement maximization projects, back-office staffing and outsourcing and litigation management services. While most of our services are focused on the healthcare industry, we also provide national receivable management services to certain non-healthcare companies in the financial services, auto and retail industries. Our clients in these industries primarily utilize our delinquent debt recovery and litigation management services.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report. Certain statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as elsewhere in this Quarterly Report on Form 10-QSB are forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, without limitation, statements using words such as "may," "potential," "expects," "believes," "estimates," "plans," "intends," "anticipates," and similar expressions. These forward-looking statements are subject to risks and uncertainties that could cause actual results to vary materially from those expressed, implied or projected by such statements. Certain factors that might cause a difference as well as other risks are detailed in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based.

Results of Operations

The following table summarizes the revenue activities for the three months ended December 31, 2000 and 1999.

                                            2000           1999
                                         -----------    -----------
Gross collections                        $ 3,647,303    $ 3,617,870
Less: Remittances to holders of
 portfolio backed securities                (140,668)      (166,598)
Less: Clients' share of collections       (1,796,693)    (2,350,845)
                                         -----------    -----------
Gross collection fees                      1,709,942      1,100,427
Less: Fees applied to cost basis
 of portfolio receivables                     (8,340)       (15,275)
                                         -----------    -----------
Net collection fees                        1,701,602      1,085,152
Billing fees                                 558,550           -
Staffing services                          1,052,780           -
Special projects                             102,404           -
                                         -----------    -----------
Fee revenue                              $ 3,415,336    $ 1,085,152
                                         -----------    -----------
Total revenue                            $ 3,415,336    $ 1,085,152
                                         ===========    ===========

Total gross collections increased by $29,433, or 1%, from $3,617,870 for the three months ended December 31, 1999 to $3,647,303 for the three months ended December 31, 2000. The significant components of gross collections can be summarized into three categories; contingency collections, portfolio receivables collections, and securitization collections. Contingency collections increased by $147,503, or 4%, from $3,236,978 for the three months ended December 31, 1999 to $3,384,481 for the three months ended December 31, 2000. Portfolio receivables collections decreased by $76,225, or 46%, from $166,216 for the three months ended December 31, 1999 to $89,991 for the three months ended December 31, 2000. Securitization collections decreased by $41,845, or 19%, from $214,676 for the three months ended December 31, 1999 to $172,831 for the three months ended December 31, 2000. The decrease noted in portfolio receivables collections as well as securitization collections are to be expected given the fact that both pools are static, i.e. no new receivables are being added to these pools. Assuming the Company does not purchase additional receivables or perform additional securitizations, these categories should continue to decrease. The Company's current growth strategy is focused on contingency collections. By actively pursuing additional business in both of its business segments, health care and retail, the Company anticipates continued growth in contingency collections.

Net collection fees recognized from gross collections increased by $616,450, or 57%, from $1,085,152 for the three months ended December 31, 1999 to $1,701,602 for the three months ended December 31, 2000. Net fees recognized from gross collections is calculated by reducing gross collections by remittances to clients' for their share of collections and by remittances to holders of portfolio backed securities. As a percentage of gross collections, remittances to clients' for their share of collections decreased 24%. Remittances to holders of portfolio backed securities decreased by $25,930 from $166,598 for the three months ended December 31, 1999 to $140,668 for the three months ended December 31, 2000. As discussed above, the static nature of the securitized receivables is the cause of this decrease and is to be expected.

Total revenue increased by $2,330,184, or 215%, from $1,085,152 for the three months ended December 31, 1999 to $3,415,336 for the three months ended December 31, 2000. Total revenue is calculated by adding fees for services to net collection fees. Net collection fees result from gross collections fees reduced by fees applied to cost basis of portfolio receivables. These applied fees decreased by 45% due to the static nature of this pool of receivables as discussed above. The Company did not sell any receivables during the three months ended December 31, 2000.

In the first quarter of fiscal 1999, the Company adopted an acquisition strategy designed to expand its knowledge base and servicing capacity through selective acquisitions of established accounts receivable management organizations as well as continued internal expansion of its existing core businesses. Throughout the remainder of fiscal 2000 and into the first quarter of fiscal 2001, the Company dedicated significant attention as well as resources to the identification of acceptable acquisition targets. Additionally, throughout the year, the Company maintained an infrastructure designed to immediately accommodate the growth associated with an acquisition strategy. As discussed below, some of the operating expense increases can be attributed to the execution of this strategic plan and the resulting acquisitions.

Operating expenses increased by $2,255,613, or 158%, from $1,432,034 for the three months ended December 31, 1999 to $3,692,084 for the three months ended December 31, 2000. The significant components of this increase are discussed below. We expect to increase these expenses during the following months as we execute our business plan.

Salaries, wages and related benefits increased by $1,261,388, or 127%, from $993,877 for the three months ended December 31, 1999 to $2,255,265 for the three months ended December 31, 2000. This increase was caused by the acquisitions completed August 14, 2000, growth in the Company's billing and collecting staff as well as specific additions to the Company's management team.

Selling, general and administrative expenses increased by $1,219,183, or 422%, from $289,119 for the three months ended December 31, 1999 to $1,508,302 for the three months ended December 31, 2000. This increase is principally attributable to the same factors referenced in the preceding paragraph.

Depreciation expense increased 39% over the same period last year principally due to the assets acquired in the acquisitions, an increase in the rate of technology upgrades and furniture purchases made by the Company during the past year. Depreciation expense is expected to increase in the near future due to the implementation of certain technology initiatives that the Company intends to pursue.

Amortization expense increased to $134,976 due to amortization of the goodwill booked with the acquisitions completed August 14, 2000. It should remain constant for the foreseeable future.

Interest expense increased to $113,049 for the three months ended December 31, 2000 from $44,021 for the three months ended December 31, 1999. This 157% increase is the result of an increase in net borrowings during the period and interest on notes payable to related parties.

Net income from rental operations increased by $33,467, or 192%, from $17,392 for the three months ended December 31, 1999 to $50,859 for the three months ended December 31, 2000. This increase is directly attributable to the growth in the percentage space for unrelated third party leases in the building.

Liquidity and Capital Resources

Historically, we have financed our operations through cash flows generated by operations and borrowings from credit facilities that are in place. Capital expenditures and investments in new technology have been primarily financed through non-cancelable capital leases, which expire at various times through fiscal year 2005 and have a remaining balance of $265,053 at December 31, 2000. The Company currently has outstanding long-term debt with a financial institution totaling $2,990,000 secured by real estate that carries a variable interest rate starting at 8.4% per annum and is due in January 2021. This loan, which was closed on December 19, 2000, provided us with approximately $1.1 million of additional working capital.

Cash at December 31, 2000 increased by $429,126 from September 30, 2000, which was the result of $574,506 used in operating activities, $18,886 used in investing activities, and $1,022,518 from financing activities. This represents a 425% improvement over the same period in the prior year.

Assuming revenues are maintained at or above the level of fiscal 2000, management believes that its existing cash balances, combined with anticipated cash flow from operations, will be sufficient to meet its cash requirements through the end of fiscal 2001. In the event that cash flow from operations is less than that anticipated and the Company is unable to obtain cash from any of the above potential sources, in order to preserve cash, the Company would be required to reduce expenditures as well as its corporate infrastructure, either of which could have a material adverse affect on the Company's future operations.


Recent Events

Management Changes

On January 2, 2001, the Board of Directors appointed Fred McGee to Chief Financial Officer and Secretary. He succeeds Kenneth Leighton, who served as the interim Chief Financial Officer and Secretary since July 25, 2000. Mr. Leighton joined the Company as Chief Information Officer on October 11, 1999, and will continue to hold that position.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June 2000, by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities,"
(collectively SFAS No. 133).   SFAS No. 133 is effective for all fiscal years
beginning after June 15, 2000, with earlier application encouraged. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company adopted this standard effective October 1, 2000, which did not have a material impact on the Company's financial position or results of operations.

On December 3, 1999, the Securities and Exchange Commission (SEC) staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," as amended by SAB No. 101A, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria need to be met in order to recognize revenue. SAB No. 101 also addresses the question of gross vs. net revenue presentation and financial statement and Management's Discussion and Analysis (MD&A) disclosures related to revenue recognition. The adoption of SAB No. 101 in fiscal year 2001 is not expected to have a material effect on the Company's financial statements.

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

           Not Applicable


Item 3.    Defaults Upon Senior Securities

           Not Applicable


Item 4.    Submission of Matters to a Vote of Security Holders

           Not Applicable


Item 5.    Other Information

           Not Applicable


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           10.1  Promissory Note executed in favor of Imperial Bank for loan on
                 property dated December                           19, 2000.
           10.2 Deed of Trust executed in favor of Imperial Bank for loan on property dated December 19, 2000

           (b)  Reports on Form 8-K

           On October 27, 2000, the Company filed a report on Form 8-K/A that included the financial statements of Orange County Professional Services, Inc. ( dba California Professional Services ) and affiliated companies ("OCPS") and the Pro Forma combined condensed financial statements of RevCare, Inc. resulting from its acquisition of OCPS.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    REVCARE, INC.


Date:   February 13, 2001           By: /s/ Manual Occiano
                                        ------------------
                                        Manual Occiano
                                        Chief Executive Officer



                                    By: /s/ Fred McGee
                                        ------------------
                                        Fred McGee
                                        Chief Financial Officer