Form 10QSB
period 2001-03-31
REVCARE INC
filed 2001-05-15
CIK 811510

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-17192

REVCARE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation of organization)	84-1061382 (I.R.S. Employer Identification No.)

5400 Orange Avenue, Suite 200, Cypress, CA 90630
(Address of principle executive offices)

Issuer's telephone number (714) 995-0627

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 20, 2001 the issuer had 21,526,909 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes / /  No /x/

REVCARE, INC.
FORM 10-QSB
INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Balance Sheet as of March 31, 2001	1
	Condensed Consolidated Statements of Operations for the six month periods ended March 31, 2001 and 2000	2
	Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2001 and 2000	3
	Condensed Consolidated Statements of Cash Flows for the six month periods ended March 31, 2001 and 2000	4
	Notes to Condensed Consolidated Financial Statements	5 to 11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13 to 16
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 2.	Changes in Securities	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	17

REVCARE, INC.
AND SUBSIDIARIES

CONDENSED (UNAUDITED) CONSOLIDATED BALANCE SHEET

March 31, 2001

ASSETS
Cash	$514,104
Restricted cash	662,764
Accounts receivable, net	1,814,845
Portfolio receivables, net	385,689
Property, net	3,287,890
Notes receivable from officers	100,000
Prepaid expenses and other	98,993
Goodwill, net	10,435,656

Total assets	$17,299,941

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$267,669
Trust payables	662,764
Accrued liabilities	910,074
Notes payable	7,642,629
Capital lease obligations	339,246

Total liabilities	9,822,382

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Series A convertible, redeemable preferred stock, $0.001 par value, stated at $2.00 liquidation preference per share, 5,000,000 shares authorized; 345,000 shares issued and outstanding	690,000
Common stock, $0.001 par value; 55,000,000 shares authorized; 21,526,909 shares issued and outstanding	21,520
Paid-in capital	10,658,282
Accumulated deficit	(3,842,243)

7,527,559
Less common stock in treasury at cost, 33,000 shares	(50,000)

Total shareholders' equity	7,477,559

$17,299,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC.
AND SUBSIDIARIES

CONDENSED (UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

	2001	2000
REVENUES:	$6,916,622	$2,331,861
OPERATING EXPENSES:
Salaries, wages and related benefits	5,429,256	1,757,979
Selling, general and administrative	1,854,185	617,777
Losses on portfolio receivables	111,983	177,676
Depreciation and amortization	434,025	116,300

	7,829,449	2,669,732

LOSS FROM OPERATIONS	(912,827)	(337,871)

OTHER INCOME (EXPENSE):
Interest expense, net	(241,210)	(80,101)
Rental operations, net	77,552	52,297

	(163,658)	(20,804)

LOSS BEFORE BENEFIT FOR INCOME TAXES	(1,076,485)	(358,675)
BENEFIT FOR INCOME TAXES	(8,800)	—

NET LOSS	$(1,085,285)	$(358,675)

Earnings per share:
Basic	$(0.05)	$(0.05)
Diluted	$(0.05)	$(0.05)
Number of shares used in computing earnings per share:
Basic	21,526,909	6,526,912
Diluted	21,526,909	6,526,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC.
AND SUBSIDIARIES

CONDENSED (UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

	2001	2000
REVENUES:	$3,501,286	$1,246,709
OPERATING EXPENSES:
Salaries, wages and related benefits	2,762,683	764,102
Selling, general and administrative	1,079,050	328,658
Losses on portfolio receivables	61,829	84,939
Depreciation and amortization	217,342	59,999

	4,120,904	1,237,698

LOSS FROM OPERATIONS	(619,618)	9,011

OTHER INCOME (EXPENSE):
Interest expense, net	(105,436)	(36,080)
Rental operations, net	(23,993)	41,905

	(129,429)	5,825

LOSS BEFORE BENEFIT FOR INCOME TAXES	(749,047)	14,836
BENEFIT FOR INCOME TAXES	—	—

NET LOSS	$(749,047)	$14,836

Earnings per share:
Basic	$(0.03)	$0.00
Diluted	$(0.03)	$0.00
Number of shares used in computing earnings per share:
Basic	21,526,909	6,526,911
Diluted	21,526,909	6,880,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC.
AND SUBSIDIARIES

CONDENSED (UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,085,285)	$(358,675)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	434,025	125,174
Changes in operating assets and liabilities:
Increase in restricted cash	(272,503)	(96,992)
(Increase) decrease in accounts receivable, net	(450,636)	(6,858)
Decrease in portfolio receivables	129,196	204,409
Decrease (increase) in prepaid expenses and other	94,470	(142,939)
(Decrease) increase in accounts payable	(59,614)	13,076
Increase in trust payables	272,503	96,992
Increase (decrease) in accrued liabilities	197,327	(92,058)

Net cash used in operating activities	(740,517)	(257,871)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property	(156,869)	(27,056)

Net cash used in investing activities	(156,869)	(27,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of mortgage note payable	2,990,000	—
Principal payments on notes payable	(261,595)	(10,932)
Purchases of common stock	—	(30)
Net loans to officers	—	50,000
Principal payments on capital lease obligations	(63,312)	(39,436)
Principal payments on maturity of mortgage note payable	(1,802,002)	—

Net cash provided by financing activities	863,091	(398)

NET DECREASE IN CASH	(34,295)	(285,325)
CASH, at beginning of period	548,399	501,557

CASH, at end of period	$514,104	$216,232

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Equipment Additions under Capital Leases	$106,449	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2001

1. Quarterly Information

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

2. Organization and Basis of Presentation

    The Company provides accounts receivable management, administration, and debt collection services primarily to healthcare providers and consumer credit issuers. The Company also has, in the past, acquired accounts receivable and other consumer obligations for its own collection portfolio. The Company operates primarily through wholly owned subsidiaries that serve specific industries. The Company's subsidiaries include: (i) Orange County Professional Services Inc. dba California Professional Services (OCPS), a company that provides collection services, billing services, outsourcing and temporary staffing services, and specialty consulting services primarily in the healthcare industry; (ii) Merchants Recovery Services, Inc. (MRSI), a company that primarily offers accounts receivable collection services to banks, credit unions, public utilities, and retailers; (iii) Medical Control Services, Inc. (MCSI), a collection agency servicing the healthcare industry; (iv) Lien Solutions, Inc. (LSI), a company that specializes in the recovery of unpaid worker's compensation claims primarily for healthcare service providers, including hospitals and doctors; (v) My Boss, Inc. dba Business Office Support Services (BOSS), a company that provides pre-collection consulting and credit monitoring services to medical providers and other businesses that extend credit; and (vi) Pacific Process Serving, Inc. (PPS), a statewide legal document process service company.

3. Summary of Significant Accounting Policies

  a.  Principles of Consolidation

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

    i   Service Fees

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

    iii  Residual Interests in Securitizations and Gain on Sale of Portfolio Receivables

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

        In future periods, the Company will recognize additional revenue from the Residuals if the actual performance of the Receivables is higher than the original estimate or the Company may increase the estimated fair value of the Residuals. If the actual performance of the Receivables is lower than the original estimate, then an adjustment to the carrying value of the Residuals may be required if the estimated fair value of the Residuals is less than the carrying value. As of March 31, 2001, the carrying value of the Residuals was $0.

        The Company is responsible for the ongoing servicing of the Receivables. The Company has recorded a liability of $140,000 based on the present value of the estimated costs to service the Receivables less the estimated servicing fees over the remaining life of the Receivables.

        The Company did not complete any securitizations during the first six months of fiscal 2001.

  d.  Property

      Furniture, fixtures and equipment are carried at cost and depreciated using both straight-line and accelerated methods over the estimated useful lives of the assets, which are generally 4 to 7 years. The building is being depreciated over a period of 39 years.

      Repairs and maintenance are charged to expense as incurred; replacements and improvements are capitalized.

  e.  Trust Accounts and Restricted Cash

      The Company maintains trust accounts for the benefit of its customers. Related funds are deposited in trust bank accounts and reflected as a trust liability until such amounts held in trust are remitted to customers. The trust accounts' cash balances of $662,764 are reflected as restricted cash and trust payables in the accompanying condensed consolidated balance sheet.

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

      For the quarter ended March 31, 2001, the computations of basic and diluted EPS were as follows:

	Basic EPS	Diluted EPS
Numerator—net loss	$(1,085,285)	$(1,085,285)
Denominator—weighted average shares outstanding	21,526,909	21,526,909

Loss per share	$(0.05)	$(0.05)

      For the quarter ended March 31, 2000, the computations of basic and diluted EPS were as follows:

	Basic EPS	Diluted EPS
Numerator—net loss	$(358,675)	$(358,675)
Denominator—weighted average shares outstanding	6,526,912	6,526,912

Loss per share	$(0.05)	$(0.05)

      For the quarters ended March 31, 2001 and 2000, the denominator in the diluted EPS computation was the same as the denominator for basic EPS due to the antidilutive effects of preferred stock, warrants and stock options on the Company's net loss. As of March 31, 2001 and 2000, the Company had outstanding warrants and stock options of 2,290,608 and 1,187,050, respectively, that were antidilutive.

  i.   Income Taxes

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

  k.  Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," and in June 2000, by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively SFAS No. 133). SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000, with earlier application encouraged. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company adopted this standard effective October 1, 2000, which did not have a material impact on the Company's financial position or results of operations.

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

4. Acquisition and Goodwill

    On August 14, 2000, the Company completed the purchase of all of the outstanding stock of OCPS and its wholly owned subsidiary, Impact Financial Services, Inc. Concurrent with this acquisition, OCPS acquired substantially all of the assets of RBA Rem-Care, Inc., Insource Medical Solutions, LLC and Hospital Employee Labor Pool, affiliates of OCPS. This acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The operations of OCPS have been included in the accompanying consolidated financial statements from the date of acquisition.

    Below is a summary of the OCPS acquisition, subject to post closing adjustments:

Fair value of tangible assets acquired	$1,317,668
Goodwill acquired	10,865,614
Liabilities assumed	(1,216,216)

Acquisition price	10,967,066
Less cash acquired	(33,396)
Less notes payable issued for acquisition	(4,200,000)

Net cash paid for acquisition	$6,733,670

5. Portfolio Receivables

    The cost basis of portfolio receivables (Receivables) activity consists of the following as of March 31, 2001, and for the six months then ended:

Portfolio receivables at September 30, 2000	$514,885
Increase in allowance for losses on portfolio receivables	(111,983)
Collections applied to cost basis	(17,213)

Portfolio receivables at March 31, 2001	$385,689

    For the six months ended March 31, 2001 and 2000, the Company had gross collections from the Receivables of $198,763 and $314,520, respectively. After applying $17,213 and $26,733 to the cost basis for the six months ended March 31, 2001 and 2000, respectively, $69,567 and $287,787 was recognized as portfolio receivables revenue in the accompanying condensed consolidated statements of operations.

    On August 14, 1998 the Company sold Receivables with a book value of $224,634 to a wholly owned subsidiary for $2,750,000, which issued interest-bearing asset-backed securities to Pacific Life Insurance Company for the same amount. As permitted by SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets & Extinguishments of Liabilities," the Company considers the transfer of Receivables where the Company surrenders control over the Receivables a sale and does not include the wholly owned subsidiary in its consolidated financial statements. For the six months ended March 31, 2001 and 2000, the Company had gross collections from these Receivables of $333,188 and $445,566, respectively, of which $72,067 and $95,975 was recognized as service fee revenue in the accompanying condensed consolidated statements of operations.

    Due to the nature of these Receivables, there is no assurance that historical collection results will reflect the future collectibility of the face value of the Receivables.

6. Property

    Property consists of the following:

Land	$866,575
Building	1,540,577
Equipment and furnishings	2,440,221

4,847,373
Less—Accumulated depreciation	1,559,483

$3,287,890

7. Intangible Assets

    Intangible assets consist of the following at March 31, 2001:

Goodwill	$10,706,452
Less—Accumulated amortization	(270,796)

$10,435,656

8. Notes Payable

    Notes payable consists of a mortgage note payable to a bank of $2,957,534, which is the principal amount outstanding at end of the quarter, secured by land and a building, due in monthly payments of $25,984, including interest currently at 8.4 percent per annum, through January 2021, at which time the entire principal balance is due and payable.

    In conjunction with the acquisition of OCPS on August 14, 2000 the Company issued $4,200,000 of Secured Convertible Promissory Notes to shareholders and officers of OCPS, some of whom are currently employees or officers of RevCare. All of these notes bear interest at the rate of 8% per annum through August 2002, at which time the unpaid principal balances and all accrued and unpaid interest are due. At the option of the holder, the notes are convertible at $0.735 of any unpaid principal balance into $.001 par value common stock.

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    RevCare, Inc. (RevCare) is one of the leading providers of revenue cycle management services in California, Nevada and Hawaii. We have combined the experience and knowledge of seven entities to form one unit that provides integrated revenue management services. We now have the ability to provide all services required by our healthcare clients to manage all phases of their revenue cycle, which include physician and hospital billing, non-delinquent and delinquent receivable collections, reimbursement maximization projects, back-office staffing and outsourcing and litigation management services. While most of our services are focused on the healthcare industry, we also provide national receivable management services to certain non-healthcare companies in the financial services, auto and retail industries. Our clients in these industries primarily utilize our delinquent debt recovery and litigation management services.

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

Results of Operations

    The following table summarizes the revenue activities for the six months ended March 31, 2001 and 2000.

	2001	2000
Gross collections	$7,517,153	$7,882,546
Less: Remittances to holders of
portfolio backed securities	(262,058)	(347,939)
Less: Clients' share of collections	(3,751,134)	(5,176,013)

Gross collection fees	3,503,961	2,358,594
Less: Fees applied to cost basis of portfolio receivables	(17,213)	(26,733)

Net collection fees	3,486,748	2,331,861
Billing fees	1,193,991	—
Outsourcing fees	2,023,258	—
Auditing fees	212,625	—

Fee revenue	$6,916,622	$2,331,861

Total revenue	$6,916,622	$2,331,861

    Total gross collections decreased by $365,393, or 5%, to $7,517,153 for the six months ended March 31, 2001 from $7,882,546 for the six months ended March 31, 2000. The significant components of gross collections can be summarized into three categories; contingency collections, portfolio receivables collections, and securitization collections. Contingency collections decreased by $137,258, or 2%, from $7,122,460 for the six months ended March 31, 2000 to $6,985,202 for the six months ended March 31, 2001. Portfolio receivables collections decreased by $115,757, or 37%, from $314,520 for the six months ended March 31, 2000 to $198,763 for the six months ended March 31, 2001. Securitization collections decreased by $107,378, or 24%, from $445,566 for the six months ended March 31, 2000 to $333,188 for the six months ended March 31, 2001. The decrease noted in portfolio receivables collections as well as securitization collections are to be expected given the fact that both pools are static, i.e. no new receivables are being added to these pools. Assuming the Company does not purchase additional receivables or perform additional securitizations, these categories should continue to decrease. The Company's current growth strategy is focused on contingency collections. By actively pursuing additional business in both healthcare and retail, the Company anticipates continued growth in contingency collections.

    Net collection fees recognized from gross collections increased by $1,143,367, or 49%, from $2,358,594 for the six months ended March 31, 2000 to $3,503,961 for the six months ended March 31, 2001. Net fees recognized from gross collections is calculated by reducing gross collections by remittances to clients for their share of collections and by remittances to holders of portfolio backed securities. As a percentage of gross collections, remittances to clients for their share of collections decreased 25%. Remittances to holders of portfolio backed securities decreased by $85,881 from $347,939 for the six months ended March 31, 2000 to $262,058 for the six months ended March 31, 2001. As discussed above, the static nature of the securitized receivables is the cause of this decrease and is to be expected. The Company did not sell any receivables during the six months ended March 31, 2001.

    As a result of the acquisition of Orange County Professional Services, Inc and its affiliated companies completed August 14, 2000, additional sources of revenue are reflected on the Company's Statement of Operations that were not present prior to August 14, 2000. These sources are fees earned for services provided. Billing fees are earned on amounts collected as a result of billing healthcare payers such as insurance companies for services rendered by healthcare providers and revenue is earned when the client receives payment. Net fees from this source were $1,193,991 for the six months ended March 31, 2001. Outsourcing fees are earned based on the placement of Company employees at client locations to provide office support, including but not limited to, collections, coding and clerical functions. Revenue is recognized when the client is billed. Net fees for the six month period ended March 31, 2001 were $2,023,258. Auditing includes reviews of managed care contracts, insurance billings and account balances at healthcare providers to ensure that the correct amount was billed or collected for services rendered. Revenue is recognized based upon the number of accounts reviewed on a fee-per-account contract or as a percentage of additional revenue from the payers. For the six month period ended March 31, 2001, net fees were $212,625.

    Total revenue increased by $4,584,761, or 197%, from $2,331,861 for the six months ended March 31, 2000 to $6,916,622 for the six months ended March 31, 2001. Total revenue is calculated by adding net fees for the various services that the Company provides to its clients.

    In the first quarter of fiscal 1999, the Company adopted an acquisition strategy designed to expand its knowledge base and servicing capacity through selective acquisitions of established accounts receivable management organizations as well as continued internal expansion of its existing core businesses. Throughout fiscal 2000 and into the first half of fiscal 2001, the Company dedicated significant attention as well as resources to the identification of acceptable acquisition and business opportunity targets. Additionally, throughout the first half of this year, the Company maintained an infrastructure designed to immediately provide the capacity required for a growth strategy. As discussed below, some of the operating expense increases can be attributed to the execution of this strategic plan and the resulting acquisitions.

    Operating expenses increased by $5,159,717, or 193%, from $2,669,732 for the six months ended March 31, 2000 to $7,829,449 for the six months ended March 31, 2001. The significant components of this increase are discussed below. We expect to increase these expenses during the following months as we execute our business plan.

    Salaries, wages and related benefits increased by $3,671,277, or 209%, from $1,757,979 for the six months ended March 31, 2000 to $5,429,256 for the six months ended March 31, 2001. This increase was caused by the acquisitions completed August 14, 2000, growth in the Company's billing and collecting staff as well as specific additions to the Company's management team.

    Selling, general and administrative expenses increased by $1,236,408, or 200%, from $617,777 for the six months ended March 31, 2000 to $1,854,185 for the six months ended March 31, 2001. This increase is principally attributable to the same factors referenced in the preceding paragraph.

    Depreciation expense increased 40% over the same period last year principally due to the assets acquired in the acquisitions, an increase in the rate of technology upgrades and furniture purchases made by the Company during the past year. Depreciation expense is expected to increase in the near future due to the implementation of certain technology initiatives that the Company intends to pursue.

    Amortization expense increased to $270,796 due to amortization of the goodwill booked with the acquisitions completed August 14, 2000. It should remain constant for the foreseeable future.

    Interest expense increased to $241,210 for the six months ended March 31, 2001 from $80,101 for the six months ended March 31, 2000. This 201% increase is the result of an increase in net borrowings during the period and interest on notes payable to related parties.

    Net income from rental operations increased by $18,255, or 31%, from $59,297 for the six months ended March 31, 2000 to $77,552 for the six months ended March 31, 2001. This increase is directly attributable to the growth in the percentage space for unrelated third party leases in the building and due to rental increases. Future rental income is expected to be lower due to company growth displacing tenants.

Liquidity and Capital Resources

    Historically, we have financed our operations through cash flows generated by operations and borrowings from credit facilities that are in place. Capital expenditures and investments in new technology have been primarily financed through non-cancelable capital leases, which expire at various times through fiscal year 2005 and have a remaining balance of $437,036 at March 31, 2001. The Company currently has outstanding long-term debt with a financial institution totaling $2,990,000 secured by real estate that carries a variable interest rate starting at 8.4% per annum and is due in January 2021. This loan was closed on December 19, 2000, and provided us with approximately $1.1 million of additional working capital.

    Cash at March 31, 2001 decreased by $34,295 from September 30, 2000, which was the result of $740,517 used in operating activities, $159,869 used in investing activities, and $863,091 from financing activities. This represents an 88% improvement over the same period in the prior year.

    Management believes that its existing cash balances, combined with anticipated cash flow from operations, will be sufficient to meet its cash requirements through the next twelve months. In the event that cash flow from operations is less than that anticipated and the Company is unable to obtain cash from any of the above potential sources, in order to preserve cash, the Company would be required to reduce expenditures as well as its corporate infrastructure, either of which could have a material adverse affect on the Company's future operations.

Risk Factors

    In addition to the risk factors previously described in this filing and in the Company's Form 10-KSB dated September 30, 2000, the risk of electricity shortages in California may have an impact on the Company's ability to achieve expected revenue rates while not reducing expenses accordingly. There is also a high probability that electricity rates will increase in the coming months, resulting in higher operating expenses and therefore, lower profitability. The amount of the impact cannot be predicted at this time.

Recent Events

Management Changes

    On January 2, 2001, the Board of Directors appointed Fred McGee to Chief Financial Officer and Secretary. He succeeds Kenneth Leighton, who served as the interim Chief Financial Officer and Secretary since July 25, 2000. Mr. Leighton joined the Company as Chief Information Officer on October 11, 1999, and will continue to hold that position.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," and in June 2000, by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively SFAS No. 133). SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000, with earlier application encouraged. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company adopted this standard effective October 1, 2000, which did not have a material impact on the Company's financial position or results of operations.

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

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125. It revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions. SFAS No. 140 will not have a material impact on the Company's results of operations or financial condition.

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

REVCARE, INC.
Date: May 15, 2001	By:	/s/ Manuel Occiano Manuel Occiano Chief Executive Officer
	By:	/s/ Fred McGee Fred McGee Chief Financial Officer

QuickLinks

INDEX"'
CONDENSED (UNAUDITED)  CONSOLIDATED BALANCE SHEET
CONDENSED (UNAUDITED)  CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED (UNAUDITED)  CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED (UNAUDITED)  CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  PART II. OTHER INFORMATION
SIGNATURES