Form 10-Q
period 2001-06-30
REVCARE INC
filed 2001-08-14
CIK 811510

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

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
(Address of principal executive offices)

Issuer's telephone number (714) 995-0627

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 25, 2001 the issuer had 21,526,909 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes / /  No /x/

REVCARE, INC.
FORM 10-QSB
INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Balance Sheet as of June 30, 2001	1
	Condensed Consolidated Statements of Operations for the nine month periods ended June 30, 2001 and 2000	2
	Condensed Consolidated Statements of Operations for the three month periods ended June 30, 2001 and 2000	3
	Condensed Consolidated Statements of Cash Flows for the nine month periods ended June 30, 2001 and 2000	4
	Notes to Condensed Consolidated Financial Statements	5 to 12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13 to 16
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 2.	Changes in Securities	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	17

REVCARE, INC.
AND SUBSIDIARIES

CONDENSED (UNAUDITED) CONSOLIDATED BALANCE SHEET

June 30, 2001

PART I.  FINANCIAL INFORMATION

ASSETS
Cash	$113,598
Accounts receivable, net	2,073,466
Portfolio receivables, net	308,306
Property, net	3,338,117
Notes receivable from officers	100,000
Prepaid expenses and other	98,512
Goodwill, net	10,299,837

Total assets	$16,331,836

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$389,972
Collection payables to customers	503,842
Accrued liabilities	848,055
Notes payable	7,240,333
Capital lease obligations	304,713

Total liabilities	9,286,915

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Series A convertible, redeemable preferred stock, $0.001 par value, stated at $2.00 liquidation preference per share, 5,000,000 shares authorized; 345,000 shares issued and outstanding	690,000
Common stock, $0.001 par value; 55,000,000 shares authorized; 21,526,909 shares issued and outstanding	21,520
Paid-in capital	10,658,282
Accumulated deficit	(4,274,881)

7,094,921
Less common stock in treasury at cost, 33,000 shares	(50,000)

Total shareholders' equity	7,044,921

$16,331,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC.
AND SUBSIDIARIES

CONDENSED (UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

	2001	2000
REVENUES:	$10,789,017	$3,524,517
OPERATING EXPENSES:
Salaries, wages and related benefits	8,438,867	2,473,529
Selling, general and administrative	2,683,289	988,649
Losses on portfolio receivables	182,497	271,661
Depreciation and amortization	666,550	152,904

	11,971,203	3,886,743

LOSS FROM OPERATIONS	(1,182,186)	(362,226)

OTHER INCOME (EXPENSE):
Interest expense, net	(401,398)	(135,698)
Rental operations, net	82,856	111,881

	(318,542)	(23,817)

LOSS BEFORE INCOME TAXES	(1,500,728)	(386,043)
PROVISION FOR INCOME TAXES	17,195	—

NET LOSS	$(1,517,923)	$(386,043)

Earnings per share:
Basic	$(0.07)	$(0.05)
Diluted	$(0.07)	$(0.05)
Number of shares used in computing earnings per share:
Basic	21,526,909	8,220,255
Diluted	21,526,909	8,220,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC.
AND SUBSIDIARIES

CONDENSED (UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

	2001	2000
REVENUES:	$3,872,395	$1,192,656
OPERATING EXPENSES:
Salaries, wages and related benefits	3,009,612	715,550
Selling, general and administrative	829,103	370,872
Losses on portfolio receivables	70,514	93,985
Depreciation and amortization	232,525	36,604

	4,141,754	1,217,011

LOSS FROM OPERATIONS	(269,359)	(24,355)

OTHER INCOME (EXPENSE):
Interest expense, net	(160,188)	(55,596)
Rental operations, net	5,304	52,584

	(154,884)	(3,012)

LOSS BEFORE INCOME TAXES	(424,243)	(27,367)
PROVISION FOR INCOME TAXES	8,395	—

NET LOSS	$(432,638)	$(27,367)

Earnings per share:
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00
Number of shares used in computing earnings per share:
Basic	21,526,909	11,625,553
Diluted	21,526,909	11,625,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC.
AND SUBSIDIARIES

CONDENSED (UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,517,923)	$(386,044)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	666,550	165,406
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(709,257)	(16,658)
Decrease in portfolio receivables, net	206,579	313,606
Decrease (increase) in prepaid expenses and other	94,950	(188,080)
Increase (decrease) in accounts payable	62,689	(16,170)
Increase in collection payables	113,581	—
Increase (decrease) in accrued liabilities	135,308	(36,068)

Net cash used in operating activities	(947,523)	(164,008)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property	(303,801)	(35,516)

Net cash used in investing activities	(303,801)	(35,516)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	—	7,094,560
Proceeds from issuance of mortgage note payable	2,990,000	—
Principal payments on notes payable	(663,891)	(16,161)
Purchases of common stock	—	(50,035)
Loans to officers, net	—	50,000
Principal payments on capital lease obligations	(97,845)	(60,689)
Principal payments on maturity of mortgage note payable	(1,802,002)	—

Net cash provided by financing activities	426,262	7,017,675

NET (DECREASE) INCREASE IN CASH	(825,062)	6,818,151
CASH, at beginning of period	938,660	501,557

CASH, at end of period	$113,598	$7,319,708

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Equipment additions under capital leases	$106,449	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2001

1. Quarterly Information

    The accompanying unaudited, condensed and consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all disclosures that would be presented in the Annual Report on Form 10-KSB of RevCare, Inc., a Nevada corporation (together with its subsidiaries). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2000 Annual Report on Form 10-KSB.

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

2. Organization and Basis of Presentation

    We provide accounts receivable management, administration, and debt collection services primarily to healthcare providers and consumer credit issuers. We also have, in the past, acquired accounts receivable and other consumer obligations for our own collection portfolio. We operate primarily through wholly owned subsidiaries that serve specific industries. Our subsidiaries include: (i) Orange County Professional Services, Inc. dba California Professional Services (OCPS), a company that provides collection services, billing services, outsourcing and temporary staffing services, and specialty consulting services primarily in the healthcare industry; (ii) Merchants Recovery Services, Inc. (MRSI), a company that primarily offers accounts receivable collection services to banks, credit unions, public utilities, and retailers; (iii) Medical Control Services, Inc. (MCSI), a collection agency servicing the healthcare industry; (iv) Lien Solutions, Inc. (LSI), a company that specializes in the recovery of unpaid worker's compensation claims primarily for healthcare service providers, including hospitals and doctors; (v) My Boss, Inc. dba Business Office Support Services (BOSS), a company that provides pre-collection consulting and credit monitoring services to medical providers and other businesses that extend credit; and (vi) Pacific Process Serving, Inc. (PPS), a statewide legal document process service company.

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

  c.  Revenue Recognition

    i   Service Fees

            We provide collection services for entities in the commercial, retail and medical industries for a fee. Service fees are reported as income when earned. Servicing costs are charged to expense as incurred.

    ii   Portfolio Receivables

            Portfolio receivables (Receivables) represent liquidating portfolios of delinquent accounts which  have been purchased by us for collection and are stated at the lower of cost or net realizable value. Cost is reduced by cash collections on an account by account basis until such time that aggregate collections equal the original cost. Net realizable value represents management's estimate of the remaining net proceeds to be realized from a given portfolio, based on an account by account evaluation of the remaining uncollected delinquent receivables and on the historical collection experience of the specific portfolio and similar portfolios. Revenues from collections on purchased portfolios of receivables are recognized on an account by account basis after the cost of each account has been recovered. Gains and losses are recorded as appropriate when Receivables are sold. We consider a transfer of Receivables where we surrender control over the Receivables a sale to the extent that consideration other than beneficial interests in the transferred Receivables is received in exchange for the Receivables.

    iii  Residual Interests in Securitizations and Gain on Sale of Portfolio Receivables

            We purchase certain Receivables with the intention of reselling them to investors as asset-backed securities through securitizations. During 1998, we completed our first securitization. The securitizations will generally be structured as follows: First, we sell a portfolio of Receivables to a wholly owned subsidiary which has been established for the limited purpose of buying and reselling our Receivables. This wholly owned subsidiary in turn issues interest-bearing asset-backed securities (the Certificates) which are purchased by one or more investors. The proceeds from the sale of the Certificates are then used to purchase the Receivables from us. In addition, we provide a credit enhancement for the benefit of the investors in the form of an initial cash deposit to a specific account held by the trust which is required to be maintained at specific levels.

        At the closing of a securitization, we remove from our consolidated balance sheet the Receivables sold and add to our consolidated balance sheet (i) the cash received and (ii) the basis associated with the portion of the Receivables retained from the securitizations (Residuals), which relates to (a) the cash held on deposit by the trust and (b) the discounted cash flows to be received by the trust in the future. The excess of the cash received and the assets retained by us over the carrying value of the Receivables sold, less transaction costs, equals the net gain on sale of Receivables recorded by us.

        In future periods, we will recognize additional revenue from the Residuals if the actual performance of the Receivables is higher than the original estimate or we may increase the estimated fair value of the Residuals. If the actual performance of the Receivables is lower than the original estimate, then an adjustment to the carrying value of the Residuals may be required if the estimated fair value of the Residuals is less than the carrying value. As of June 30, 2001, the carrying value of the Residuals was $0.

        We are responsible for the ongoing servicing of the Receivables. We have recorded a liability of $140,000 based on the present value of the estimated costs to service the Receivables less the estimated servicing fees over the remaining life of the Receivables.

        We did not complete any securitizations during the first nine months of fiscal 2001.

  d.  Property

      Furniture, fixtures and equipment are carried at cost and depreciated using both straight-line and accelerated methods over the estimated useful lives of the assets, which are generally 4 to 7 years. The building is being depreciated over a period of 39 years.

      Repairs and maintenance are charged to expense as incurred; replacements and improvements are capitalized.

  e.  Collection Payables to Customers

      We record liabilities for collections payable to our customers. Included in cash are collections payable to customers.

  f.   Fair Value of Financial Instruments

      Fair values of financial instruments are estimated using available market information and other valuation methodologies. The fair values of our financial instruments are estimated to approximate the related book value, unless otherwise indicated.

  g.  Goodwill

      Goodwill represents the excess of cost over the fair value of assets acquired and is amortized using the straight-line method over 20 years. We assess our intangible assets for impairment periodically.

  h.  Earnings Per Share

      We report basic and diluted earnings per share (EPS) for common and converted preferred stock. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock.

      For the quarter ended June 30, 2001, the computations of basic and diluted EPS were as follows:

	Basic EPS	Diluted EPS
Numerator—net loss	$(1,517,923)	$(1,517,923)
Denominator—weighted average shares outstanding	21,526,909	21,526,909

Loss per share	$(0.07)	$(0.07)

      For the quarter ended June 30, 2000, the computations of basic and diluted EPS were as follows:

	Basic EPS	Diluted EPS
Numerator—net loss	$(386,043)	$(386,043)
Denominator—weighted average shares outstanding	8,220,255	8,220,255

Loss per share	$(0.05)	$(0.05)

      For the quarters ended June 30, 2001 and 2000, the denominator in the diluted EPS computation was the same as the denominator for basic EPS due to the antidilutive effects of preferred stock, warrants and stock options on the Company's net loss. As of June 30, 2001 and 2000, the Company had outstanding warrants and stock options of 2,316,858 and 1,835,108, respectively, that were antidilutive.

  i.   Income Taxes

      We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations.

  j.   Reclassification

      Certain amounts in the accompanying 2000 financial statements have been reclassified to conform to 2001 presentation.

  k.  Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and

  Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," and in June 2000, by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively SFAS No. 133). SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000, with earlier application encouraged. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. We adopted this standard effective October 1, 2000, which did not have a material impact on our financial position or results of operations.

      On December 3, 1999, the Securities and Exchange Commission (SEC) staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," as amended by SAB No. 101A, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria need to be met in order to recognize revenue. SAB No. 101 also addresses the question of gross vs. net revenue presentation and financial statement and Management's Discussion and Analysis (MD&A) disclosures related to revenue recognition. The adoption of SAB No. 101 in fiscal year 2001 is not expected to have a material effect on our financial statements.

      In March 2000, the FASB issued FASB Interpretation No. 44 (FIN44), "Accounting for Certain Transactions Involving Stock Compensation." The provisions of FIN44, which were effective on July 1, 2000, have not had a material effect on our financial position or results of operations.

      In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions. SFAS No. 140 will not have a material impact on our results of operations or financial condition.

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The company is in the process of determining its planned adoption date, as well as the expected impact on earnings and existing goodwill and other intangibles upon adoption which will include the elimination of goodwill amortization and may include additional goodwill impairment. As of June 20, 2001, goodwill totaled $10 million and is being amortized over 20 years.

4. Acquisition and Goodwill

    On August 14, 2000, we completed the purchase of all of the outstanding stock of OCPS and its wholly owned subsidiary, Impact Financial Services, Inc. Concurrent with this acquisition, OCPS acquired substantially all of the assets of RBA Rem-Care, Inc., Insource Medical Solutions, LLC and Hospital Employee Labor Pool, affiliates of OCPS. This acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The operations of OCPS have been included in the accompanying consolidated financial statements from the date of acquisition.

    Below is a summary of the OCPS acquisition, subject to post closing adjustments:

Fair value of tangible assets acquired	$1,317,668
Goodwill acquired	10,865,614
Liabilities assumed	(1,216,216)

Acquisition price	10,967,066
Less cash acquired	(33,396)
Less notes payable issued for acquisition	(4,200,000)

Net cash paid for acquisition	$6,733,670

5. Portfolio Receivables

    The cost basis of portfolio receivables (Receivables) activity consists of the following as of June 30, 2001, and for the nine months then ended:

Portfolio receivables at September 30, 2000	$514,885
Increase in allowance for losses on portfolio receivables	(182,497)
Collections applied to cost basis	(24,082)

Portfolio receivables at June 30, 2001	$308,306

    For the nine months ended June 30, 2001 and 2000, we had gross collections from the Receivables of $317,814 and $482,471, respectively. After applying $24,082 and $41,945 to the cost basis for the nine months ended June 30, 2001 and 2000, respectively, $111,235 and $440,526 was recognized as portfolio receivables revenue in the accompanying condensed consolidated statements of operations.

    On August 14, 1998 we sold Receivables with a book value of $224,634 to a wholly owned subsidiary for $2,750,000, which issued interest-bearing asset-backed securities to Pacific Life Insurance Company for the same amount. As permitted by SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets & Extinguishments of Liabilities", we consider the transfer of Receivables where we surrender control over the Receivables a sale and do not include the wholly owned subsidiary in our consolidated financial statements. For the nine months ended June 30, 2001 and 2000, we had gross collections from these Receivables of $530,714 and $653,862, respectively, of which $108,420 and $139,188 was recognized as service fee revenue in the accompanying condensed consolidated statements of operations.

    Due to the nature of these Receivables, there is no assurance that historical collection results will reflect the future collectibility of the face value of the Receivables.

6. Property

    Property consists of the following:

Land	$866,575
Building	1,540,577
Equipment and furnishings	2,585,743

4,992,895
Less—Accumulated depreciation	1,654,778

$3,338,117

7. Intangible Assets

    Intangible assets consist of the following at June 30, 2001:

Goodwill	$10,706,452
Less—Accumulated amortization	406,615

$10,299,837

8. Notes Payable

    Notes payable consists of a mortgage note payable to a bank of $2,964,349 which is the principal amount outstanding at June 30, 2001, secured by land and a building, due in monthly payments of $25,984, including interest currently at 8.4 percent per annum, through January 2021, at which time the entire principal balance is due and payable.

    In conjunction with the acquisition of OCPS on August 14, 2000 we entered into $4,200,000 of Secured Convertible Promissory Notes to shareholders and officers of OCPS, some of whom are currently employees or officers of RevCare. All of these notes bear interest at the rate of 8% per annum through August 2002, at which time the unpaid principal balances and all accrued and unpaid interest are due. At the option of the holder, the notes are convertible at $0.735 of any unpaid principal balance into $.001 par value common stock.

9. Income Taxes

    Income tax expense for the periods presented is based on the estimated effective tax rate to be incurred for the year. Because certain items of income and expense are not recognized in the same year in our financial statements as in our Federal and California tax returns, deferred assets and liabilities are created. Due to a valuation allowance, the accompanying condensed consolidated balance sheet reflects a net deferred tax asset of $0.

10. Stockholders' Equity Transactions

    On February 12, 1999, the company issued a warrant to Batchelder & Partners, Inc. to purchase up to 400,000 shares of our common stock in connection with their agreement to act as our non-exclusive financial advisor. This warrant is subject to specific exercise prices ranging from $1.75 to $4.75 with a weighted average exercise price of $3.06. Additionally, this warrant is subject to vesting provisions whereas 100,000 shares vested immediately and the balance vests if and when certain defined targets are achieved. The warrant is exercisable until November 13, 2005.

    On May 30, 2000, we sold 15,000,000 shares of our common stock to FBR Financial Services Partners (FBR), representing 69.8 percent of our outstanding common stock on a fully diluted basis for $7,500,000. Offering costs related to this investment totaled $446,856.

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

    The following discussion of the financial condition and results of our operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report. Certain statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as elsewhere in this Quarterly Report on Form 10-QSB are forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, without limitation, statements using words such as "may," "potential," "expects," "believes," "estimates," "plans," "intends," "anticipates," and similar expressions. These forward-looking statements are subject to risks and uncertainties that could cause actual results to vary materially from those expressed, implied or projected by such statements. Certain factors that might cause a difference as well as other risks are detailed in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based.

Results of Operations

    The following table summarizes the revenue activities for the nine months ended June 30, 2001 and 2000.

	2001	2000
Gross collections	$12,384,430	$12,044,774
Less: Remittances to holders of portfolio backed securities	(431,014)	(512,225)
Less: Clients' share of collections	(6,852,296)	(7,966,087)

Gross collection fees	5,101,120	3,566,462
Less: Fees applied to cost basis of portfolio receivables	(24,082)	(41,945)

Net collection fees	5,077,038	3,524,517
Billing fees	1,915,263	—
Outsourcing fees	3,047,519	—
Auditing fees	749,197	—

Fee revenue	$10,789,017	$3,524,517
Total revenue	$10,789,017	$3,524,517

    Total gross collections increased by $339,656, or 3%, to $12,384,430 for the nine months ended June 30, 2001 from $12,044,774 for the nine months ended June 30, 2000. The significant components of gross collections can be summarized into three categories; contingency collections, portfolio receivables collections, and securitization collections. Contingency collections increased by $627,461, or 6%, from $10,908,441 for the nine months ended June 30, 2000 to $11,535,902 for the nine months ended June 30, 2001. Portfolio receivables collections decreased by $164,657, or 34%, from $482,471 for the nine months ended June 30, 2000 to $317,814 for the nine months ended March 31, 2001. Securitization collections decreased by $123,148, or 19%, from $653,862 for the nine months ended June 30, 2000 to $530,714 for the nine months ended June 30, 2001. The decrease noted in portfolio receivables collections as well as securitization collections are to be expected given the fact that both pools are static, i.e. no new receivables are being added to these pools. Assuming we do not purchase additional receivables or perform additional securitizations, these categories should continue to decrease. Our current growth strategy is focused on contingency collections. By actively pursuing additional business in both health care and retail, we anticipate continued growth in contingency collections.

    Net collection fees recognized from gross collections increased by $1,534,658, or 43%, from $3,566,462 for the nine months ended June 30, 2000 to $5,101,120 for the nine months ended June 30, 2001. Net fees recognized from gross collections is calculated by reducing gross collections by remittances to clients' for their share of collections and by remittances to holders of portfolio backed securities. As a percentage of gross collections, remittances to clients' for their share of collections decreased 16%. Remittances to holders of portfolio-backed securities decreased by $81,211 from $512,225 for the nine months ended June 30, 2000 to $431,014 for the nine months ended June 30, 2001. As discussed above, the static nature of the securitized receivables is the cause of this decrease and is to be expected. We did not sell any receivables during the nine months ended June 30, 2001.

    As a result of the acquisition of Orange County Professional Services, Inc and affiliated companies completed August 14, 2000, additional sources of revenue are reflected on our Statement of Operations that were not present prior to August 14, 2000. These sources are fees earned for services provided. Billing fees are earned on amounts collected as a result of billing healthcare payers such as insurance companies for services rendered by healthcare providers and revenue is earned when the client receives payment. Net fees from this source were $1,915,263 for the nine months ended June 30, 2001. Outsourcing fees are earned based on the placement of Company employees at client locations to provide office support of many kinds, including but not limited to, collections, coding and clerical functions. Revenue is recognized when the client is billed. Net fees for the nine month period ended June 30, 2001 were $3,047,519. Auditing includes reviews of managed care contracts, insurance billings and account balances at healthcare providers to ensure that the correct amount was billed or collected for services rendered. Revenue is recognized based upon the number of accounts reviewed on a fee-per-account contract or as a percentage of additional revenue from the payers. For the nine month period ended June 30, 2001, net fees were $749,197.

    Total revenue increased by $7,264,500, or 206%, from $3,524,517 for the nine months ended June 30, 2000 to $10,789,017 for the nine months ended June 30, 2001. Total revenue is calculated by adding net fees for the various services that we provide to our clients.

    In the first quarter of fiscal 1999, we adopted an acquisition strategy designed to expand our knowledge base and servicing capacity through selective acquisitions of established accounts receivable management organizations as well as continued internal expansion of our existing core businesses. Throughout fiscal 2000 and into fiscal 2001, we dedicated significant attention as well as resources to the identification of acceptable acquisition and business opportunity targets. Additionally, throughout the first half of this year, we maintained an infrastructure designed to immediately provide the capacity required for a growth strategy. As discussed below, some of the operating expense increases can be attributed to the execution of this strategic plan and the resulting acquisitions.

    Operating expenses increased by $8,084,460, or 208%, from $3,886,743 for the nine months ended June 30, 2000 to $11,971,203 for the nine months ended June 30, 2001. The significant components of this increase are discussed below. We expect to increase these expenses during the following months as we execute our business plan.

    Salaries, wages and related benefits increased by $5,965,338, or 241%, from $2,473,529 for the nine months ended June 30, 2000 to $8,438,867 for the nine months ended June 30, 2001. This increase was caused by the acquisitions completed August 14, 2000, growth in our billing and collecting staff as well as specific additions to our management team.

    Selling, general and administrative expenses increased by $1,694,640, or 171%, from $988,649 for the nine months ended June 30, 2000 to $2,683,289 for the nine months ended June 30, 2001. This increase is principally attributable to the same factors referenced in the preceding paragraph.

    Depreciation expense increased 70% over the same period last year principally due to the assets acquired in the acquisitions, an increase in the rate of technology upgrades and furniture purchases made by us during the past year. Depreciation expense is expected to increase in the near future due to the implementation of certain technology initiatives that we intend to pursue.

    Amortization expense increased to $406,615 due to amortization of the Goodwill booked with the acquisitions completed August 14, 2000. It should remain constant for the foreseeable future.

    Interest expense increased to $401,398 for the nine months ended June 30, 2001 from $135,698 for the nine months ended June 30, 2000. This 196% increase is the result of an increase in net borrowings during the period and interest on notes payable to related parties.

    Net income from rental operations decreased by $29,025, or 26%, from $111,881 for the nine months ended June 30, 2000 to $82,856 for the nine months ended June 30, 2001. This decrease is directly attributable to company growth displacing tenants.

Liquidity and Capital Resources

    Historically, we have financed our operations through cash flows generated by operations and borrowings from credit facilities that are in place. Capital expenditures and investments in new technology have been primarily financed through non-cancelable capital leases, which expire at various times through fiscal year 2005 and have a remaining balance of $393,993, including interest of $89,280, at June 30, 2001. We currently have outstanding long-term debt with a financial institution totaling $2,964,349 secured by real estate that carries a variable interest rate starting at 8.4% per annum and is due in January 2021. This loan was closed on December 19, 2000, and provided us with approximately $1.1 million of additional working capital.

    Cash at June 30, 2001 decreased by $825,062 from September 30, 2000, which was the result of $947,523 used in operating activities, $303,801 used in investing activities, and $426,262 from financing activities. This represents a 112% decline over the same period in the prior year.

    Management believes that its existing cash balances, combined with anticipated cash flow from operations, will be sufficient to meet its cash requirements through the next twelve months. We are currently in the process of establishing a million dollar asset based credit line with our bank. In the event that cash flow from operations is less than that anticipated and we are unable to obtain cash from any of the above potential sources, in order to preserve cash, we would be required to reduce expenditures as well as our corporate infrastructure, either of which could have a material adverse affect on our future operations.

Risk Factors

    In addition to the risk factors previously described in this filing and in our Form 10-KSB dated September 30, 2000, the risk of electricity shortages in California may have an impact on our ability to achieve expected revenue rates while not reducing expenses accordingly. There is also a high probability that electricity rates will increase in the coming months, resulting in higher operating expenses and therefore, lower profitability. The amount of the impact cannot be predicted at this time.

Management Changes

    On January 2, 2001, the Board of Directors appointed Fred McGee to Chief Financial Officer and Secretary. He succeeds Kenneth Leighton, who served as the interim Chief Financial Officer and Secretary since July 25, 2000. Mr. Leighton joined the Company as Chief Information Officer on October 11, 1999, and will continue to hold that position.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," and in June 2000, by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively SFAS No. 133). SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000, with earlier application encouraged. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. We adopted this standard effective October 1, 2000, which did not have a material impact on our financial position or results of operations.

    On December 3, 1999, the Securities and Exchange Commission (SEC) staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," as amended by SAB No. 101A, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria need to be met in order to recognize revenue. SAB No. 101 also addresses the question of gross vs. net revenue presentation and financial statement and Management's Discussion and Analysis (MD&A) disclosures related to revenue recognition. The adoption of SAB No. 101 in fiscal year 2001 is not expected to have a material effect on our financial statements.

    In March 2000, the FASB issued FASB Interpretation No. 44 (FIN44), "Accounting for Certain Transactions Involving Stock Compensation." The provisions of FIN44, which were effective on July 1, 2000, have not had a material effect on our financial position or results of operations.

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions. SFAS No. 140 will not have a material impact on our results of operations or financial condition.

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The company is in the process of determining its planned adoption date, as well as the expected impact on earnings and existing goodwill and other intangibles upon adoption which will include the elimination of goodwill amortization and may include additional goodwill impairment. As of June 20, 2001, goodwill totaled $10 million and is being amortized over 20 years.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

    We are involved, from time to time, in litigation that is incidental to our collection business. We regularly initiate legal proceedings as a plaintiff in connection with our routine collection activities. In management's opinion, none of these legal matters will have a direct effect on our financial position or the results of our operations. Not Applicable

Item 2.  Changes in Securities

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

REVCARE, INC.
Date: August 14, 2001	By:	/s/ Manuel Occiano Manuel Occiano Chief Executive Officer
	By:	/s/ Fred McGee Fred McGee Chief Financial Officer

QuickLinks

  PART I. FINANCIAL INFORMATION
  Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
  PART II. OTHER INFORMATION
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES