Form 10KSB40
period 2001-09-30
REVCARE INC
filed 2002-01-15
CIK 811510

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended September 30, 2001	Commission File Number: 0-17192

REVCARE, INC.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1061382 (IRS Employer Identification No.)
5400 Orange Avenue, Suite 200, Cypress, California 90630 (Address of principal executive offices) (Zip Code)

Issuer's Telephone Number: (714) 995-0627

Securities registered under Section 12(b) of the Exchange Act:
(Title of each class)	(Name of each exchange on which registered)
NONE	NONE

        Securities registered under Section 12(g) of the Exchange Act:

(Title of class)
 COMMON STOCK

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

        State issuer's revenues for its most recent fiscal year: $14,158,744

        State the aggregate market value of the voting stock held by nonaffiliates of the registrant: $783,229.

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,526,909 shares of Common Stock issued and outstanding as of September 30, 2001.

        Transitional Small Business Disclosure Format (Check one): Yes / /    No /x/

ITEM 1 DESCRIPTION OF BUSINESS

        EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES (SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS USING SUCH WORDS AS "MAY," "POTENTIAL," "EXPECTS," "BELIEVES," "ESTIMATES," "PLANS," "INTENDS," "ANTICIPATES" AND SIMILAR EXPRESSIONS). FOR A DISCUSSION OF CERTAIN FACTORS WHICH MAY AFFECT THE OUTCOMES PROJECTED IN SUCH STATEMENTS, SEE "RISK FACTORS" ON PAGES 8 TO 11 OF THIS ANNUAL REPORT ON FORM 10-KSB. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED. THESE FORWARD-LOOKING STATEMENTS REPRESENT OUR JUDGMENT AS OF THE DATE OF THE FILING OF THIS ANNUAL REPORT ON FORM 10-KSB. WE DISCLAIM, HOWEVER, ANY INTENT OR OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

Our Company

        RevCare, Inc. is one of the leading providers of revenue cycle management services in California, Nevada and Hawaii. We have traditionally focused our services on three segments of the accounts receivable management industry—healthcare, banking and retail. However, with our acquisition of four healthcare revenue cycle management companies in August 2000, we are now concentrating on offering our comprehensive and integrated suite of services to manage the revenue cycle of healthcare providers. We now have the ability to provide the services required by our healthcare clients to manage all phases of their revenue cycle, which include:

  •
  physician and hospital billing,

  •
  non-delinquent and delinquent receivable collections,

  •
  reimbursement maximization projects,

  •
  back-office staffing and outsourcing, and

  •
  litigation management services

        We have significant presence in the Southern California, Las Vegas and Hawaii healthcare markets. We provide services to approximately 1065 healthcare facilities in these geographic areas. We currently manage over $1.9 billion in receivables for our billing and collections clients on an annual basis. We have contracts to provide reimbursement maximization projects to approximately 160 healthcare facilities in the western region of the United States. We provide back-office temporary staffing and outsourcing to approximately 24 facilities in Southern California.

        We believe our recent acquisitions will allow us to continue to access various sources of capital to fund our ongoing growth, which may include additional acquisitions of companies in geographic areas where there is a demand for our services. Our immediate goal is to become the most prominent provider of revenue cycle management services to healthcare providers in the western region of the United States. We have continued development on two important initiatives that will enhance our client service delivery processes:

  •
  a data repository of raw account information that we will process to form a healthcare receivable knowledge base, and

  •
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

Our Business Strategy

        Our business strategy focuses on positioning ourselves as a strategic partner and business advisor to healthcare organizations for their revenue cycle management needs. Key elements in our strategy include:

  •
  Organizational Intelligence —We are continuing to build a knowledge base that will be enriched by the significant amount of data we receive and produce in the course of delivering our services. We believe that our clients will benefit from the knowledge that this pool of information may provide once it is processed and organized. We intend to use the latest application service provider (or ASP) technology to provide our clients with secured, ready access to our knowledge base through our website.

  •
  Technology —We plan to continue to utilize and leverage technology to provide our clients with more services and information that are critical to their business in more convenient and economical ways.

  •
  Our People —Our success will also largely depend on our ability to recruit, retool and retain smart professionals. To ensure professionalism and technical knowledge in our people, we created the Professional Development Center. The center assures us that our people will learn and understand our corporate culture, standardized basic procedures and the latest changes in technical and regulatory requirements in the industries we serve, and become proficient in using the technology tools and resources that are available to them.

        Fundamental to our strategy is our attention to:

  •
  building awareness of our brand in the geographic markets that we service, which will support the development of our service lines in new markets,

  •
  developing strategic alliances with finance and technology companies who focus on the healthcare industry, and marketing and cross promotion alliances with other service providers to reach new clients and expand value-added services provided to existing clients and

  •
  enhancing financial performance in all our service lines by maximizing the use of technology to streamline internal processes, lowering the cost of service and information delivery, and extracting economies of scale from internal growth and acquisitions

Our History

        In August 2000, we completed our acquisition of California Professional Services, Inc., or CPS, which was founded in 1974 and primarily provides collections services to healthcare clients. As part of our acquisition of CPS, CPS acquired the assets of Insource Medical Solutions, or Insource, Hospital Employee Labor Pool, or HELP, and RBA-RemCare, or RBA. Insource, a physician and hospital billing company, started its operations in 1996. HELP, a staffing and back office outsourcing firm, started its operations in 1988. RBA, a healthcare reimbursement maximization consulting company, was formed in 1990.

        On May 30, 2000, FBR Financial Fund II, L.P., now known as FBR Financial Services Partners, or FBR, purchased newly issued shares representing approximately 70% of our outstanding stock for $7.5 million. With the proceeds of this investment, we were able to complete our acquisition of CPS,

Insource, HELP and RBA in August 2000. We have combined these companies with our previously owned subsidiaries Medical Control Services, Inc. and Lien Solutions, Inc., which specialize in the healthcare industry and Merchants Recovery Services, Inc., which focuses on non-healthcare clients. These subsidiaries started their operations at various times from 1977 through 1982. As part of the transition we also changed our name to RevCare, Inc. We believe the combination of experience and knowledge acquired through the addition of these companies will allow us to provide an integrated and comprehensive suite of services to manage the revenue cycle of most healthcare providers. We also extended our geographic presence to the Nevada and Hawaii markets with these acquisitions.

Our Services to the Healthcare Industry

  •
  Billing Services

  We perform coding, processing and electronic submission of claims (including Medicare and MediCal) arising from services performed by medium to large physician groups and hospitals. We currently utilize SMS/Siemens and IDX billing technology to process claims for our clients.

  •
  Recovery Services

    Pre-Collect Services— We provide pre-delinquency collection services to our clients by acting as an extension of our clients' accounts receivable department. We provide clients speed dialing and professionally trained staff to help them achieve better penetration of their non-delinquent pool of receivables.

    Delinquent Debt Recovery— Whether the cause is improper processing of the claims or the patient's reluctance or inability to pay, certain receivables require specialized skills to achieve maximum liquidity. Our staff is trained to identify the causes and the appropriate approaches to ensure professional treatment of our clients' patients and customers. In the future, we expect the account segmentation and filtration processes that may result from the information provided by the knowledge base to help us minimize the staff's efforts on accounts with low or no collectable value.

  •
  Revenue Maximization Projects and Services

    Managed Care Audits— We have a comprehensive audit program that employs technology and experienced professionals on managed care accounts that have been closed for over one year. This process includes a thorough review of all payments and/or denials received under the terms and conditions of managed care contracts. We retain an agreed upon percentage of the re-billed services paid by the insurance carriers.

    Clinical Denial Audits— Insurance carriers deny claims due to a variety of reasons. We audit denied claims to determine whether they were appropriately denied. We typically retain one-third of the payment received by our clients from contested claims. The percentage of re-billed claims varies according to the nature of the claim, the services provided, and the processes and methods followed by the business office of the healthcare provider.

    Zero Balance Reviews— This service is an extension of our managed care audit service but applies to all accounts that have been settled at significantly less than the amount originally billed. Prior to accepting this engagement, our professionals conduct a feasibility study of the client's internal receivable management process. We review a sample of accounts throughout the period and assess the processes and methods followed by the back office. The client ordinarily pays for the feasibility study. We retain an agreed upon percentage of the re-billed services paid by the insurance carriers.

    Eligibility Reviews— Our experience in evaluating causes of delinquent healthcare receivables has shown us that a portion of MediCal and Medicare denials is due to the providers' inability to thoroughly process eligibility claims prior to release of the patients. Some clients do not have the time, expertise, and technology applications to economically track these patients in order to reprocess the various eligibility forms. We apply our skiptracing database and technology derived from our delinquency collection practice to locate these former patients and acquire the eligibility information required by the paying agencies.

    Compliance Reviews— We provide consulting services on healthcare regulatory compliance matters to small to medium sized medical offices. This service provides for a thorough review of the medical facility. Process flow is documented for each component of the accounts receivable management process. The review produces detailed documentation which forms the basis of our recommendations for implementing an effective compliance program. The ultimate goal of the compliance program is to promote prevention, detection, and resolution of instances of conduct that do not conform to Federal and state laws. Fees for this service are generally fixed rates based on the size of the office and other factors.

  •
  Staffing and Back-Office Outsourcing

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

Our Services to Non-Healthcare Clients

        We have been providing recovery services to the financial services, retail, and commercial industries for over twenty years. We have developed a particular expertise in the handling of accounts financed by automotive finance companies, which comprise a large portion of our client base in this area. Most of our services involve the earlier stages of recovery of our clients' delinquent accounts receivable.

Support Services

        To provide effective and thorough services to our clients, we also offer the following services and systems to support our core operations:

  •
  Litigation Management—

  We have a specialty recovery department with a full time attorney to manage litigation and bankruptcy related activities. The attorney and support staff have more than ten years of full time employment with us. Litigation management includes filing legal actions on collection accounts, enforcement of judgments, and the perfecting of Chapter 13 bankruptcy claims nationwide.

  •
  Technology and Information Systems—

  We recognize the value of combining human resources with the latest computer and telecommunications technology to manage the receivables assigned to us effectively. Accordingly, we maintain sophisticated data processing support and management information systems that can be easily operated by our billing and recovery specialists.

  Our receivable management software system is compiled under a widely used, high level programming language. It operates under a Microsoft Windows environment distributed by a Windows NT network system. A central computer file server connected to an array of disc drives maintains our management information database.

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

  We expanded our data management capability by utilizing ODBC (Open Database Connectivity) capable report writing on an Oracle open database system. This system integrates our current receivable management operating system and existing telecommunication technology. This system also allows us to create a more precise coding system to extract, sort, and store information that we believe will be useful to our clients' decision making process with respect to the relative values and expected performance of their outstanding receivables. We intend to use this system to develop information retrieval and delivery processes for our clients utilizing the Internet.

  •
  Professional Development Center—

  Notwithstanding the factors discussed above, the most critical factor that impacts our ability to execute our operating mission is our ability to manage the three R 's of human resources— R ecruit, R etool, R etain.

  An effective recruiting program reduces the efforts we may need to expend on retooling (training) and retention. Accordingly, we have established experience-based selection criteria to augment our recruiting program. The criteria are based upon a careful study of the skills common to our successful employees. The selection process is conducted through a standardized scoring matrix that effectively sorts candidates according to their ability to demonstrate the success traits that we look for.

  Our retooling (training) process is comprised of two programs. The basic training course is a twelve-week training process. It starts with a two-week classroom course that focuses on teaching the five basic skill sets required to become an effective recovery specialist. Graduates of this course are accepted to the training division, where trainees work on live accounts and fine tune the skills taught during the preceding two-week course under the close supervision of training supervisors.

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

  Training programs are also open to our clients in order to enhance the skills of their employees in those areas where the client does not wish to outsource the process. These classes are conducted at our offices or at the client's facilities and are scheduled throughout the year.

Marketing and Advertising

        Our marketing strategy is focused on three goals—building brand awareness, acquiring specifically targeted clients in the western region of the United States and cross selling our value-added services to our existing client base. We pursue these goals through a combination of:

  •
  marketing through selected trade shows and conventions,

  •
  marketing on our own websites and other online opportunities,

  •
  direct mail marketing, and

  •
  attendance in industry sponsored public relations events.

        Our advertising focuses on building awareness of the RevCare™ brand and related services and positioning ourselves as a strategic partner and business advisor to our clients. We place print advertisements in various industry publications and our website incorporates a description of the comprehensive suite of services that we now provide to our clients.

Government Regulation

        Our healthcare billing services are covered by various regulations prescribed by Medicare, Medicaid, TRICARE and the Health Care Financing Administration, and each major federal healthcare payment program has it own set of complex and sometimes conflicting regulations. Additionally, regulations have been mandated by the Balanced Budget Act and the Health Insurance Portability and Accountability Act (HIPAA), each of which could have a significant impact on our business. Several states have also imposed significant regulatory programs applicable to billing and payment for healthcare services. The Office of Inspector General of the Department of Health and Human Resources has issued compliance guidelines for third-party billing companies, recommending components for an effective billing company compliance program and identifying several risk areas associated with medical billing. Such risk areas include routine waiver of copayments and deductibles, unbundling, billing for undocumented services, and upcoding. The continual implementation of measures to restrict payments for healthcare services by governmental and private payors may result in a decrease in revenue to our provider clients, and as a result, a decrease in revenue derived by us from such clients as well as an increase in the cost of providing services.

        Our recovery operation is regulated by the Fair Debt Collection Practice Act and the Telephone Consumer Protection Act, which are enforced by the Federal Trade Commission. In 1996, the HIPAA was passed, which addresses the compliance requirements to safeguard patient information that is shared and communicated during the various billing and recovery processes. In this regard, we devote continuous efforts through ongoing training and monitoring to provide ethical, innovative, high quality receivable management services, which meet the needs of our clients and comply with applicable laws.

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

Employees

        As of September 30, 2001, we had 229 full time employees and 27 part time employees. A total of 241 of these employees are based in Southern California, 4 are based in Las Vegas, and 11 are based in Hawaii. None of our employees is subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

        Two of our directors, George L. McCabe and Edward Wheeler, are managing directors of our majority shareholder, FBR Financial Services Partners, which beneficially owns approximately 70% of the outstanding shares of our common stock as of September 30, 2001. Accordingly, FBR and Messrs. McCabe and Wheeler are able to control us and our affairs and business, including any future issuances of common stock or other securities, merger and acquisition decisions, declaration of dividends and the election of directors. In addition, our stock price and our ability to raise capital could be injured if FBR was to sell a significant portion of its holdings on the open market. Generally, FBR may either sell its shares under a registration statement or in compliance with the volume limitations and other requirements imposed by Rule 144 adopted by the SEC.

We may need additional capital, which may be unavailable.

        Our growth strategy, including our proposed technological enhancements, may require greater expenditures than expected in our current business plan. Our capital requirements will depend on numerous factors, including:

  •
  our rate of sales growth—fast growth may actually increase our need for additional capital to hire additional staff, purchase additional equipment and technology, finance the increase in accounts receivable and supply additional support services;

  •
  our progress in knowledge-based technology, which will require additional capital;

  •
  the level of resources that we devote to the development and marketing of our services and products—any decision we make to improve, expand or simply change our process, services or technology will require increased funds; and

  •
  market acceptance and demand for our services and products—although growth may increase our capital needs, the lack of growth would also increase our need for capital.

        We may be unable to predict accurately the timing and amount of our capital requirements. We may be required to raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements earlier than expected. It is possible that banks, venture capitalists and other investors may perceive our capital structure, financial performance or reliance on the healthcare industry and new technology as too great a risk to bear. As a result, additional funding may not be available on attractive terms, or at all. If we cannot obtain additional capital when needed, we may be forced to agree to unattractive financing terms, to change our method of operation or to curtail our operations. In addition, we have $171,500 in notes due on August 14, 2002 and $3,503,500 in notes from the acquisition of CPS due January 2, 2003.

Our common stock is subject to price volatility.

        The number of shares of our common stock that was traded daily on the OTC Bulletin Board during 2001 averaged less than 5% of the average outstanding common stock during 2001. As a result of our low trading volume and various other factors beyond our control, the market price for our common stock is volatile. Some of the factors that may subject our stock price to wide fluctuations include:

  •
  the timing and announcement of acquisitions by us or our competitors;

  •
  government regulatory action;

  •
  quarterly variations in operating results;

  •
  announcements of technological innovations, new services or pricing by our competitors;

  •
  changes in, or failure to meet, the expectations of investors;

  •
  the timing and extent of technological advancements;

  •
  the sales of our common stock by affiliates or other shareholders with large holdings; and

  •
  general market conditions.

        In addition, the stock market has experienced significant price and volume fluctuations that have affected the market price of the stock of many companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may directly influence the market price of our common stock.

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

        We compete with approximately 6,000 providers in providing accounts receivable management services. We compete with large national corporations as well as many regional and local firms. We may lose existing or prospective business to competitors that have established and larger marketing and sales organizations, significantly greater financial and technical resources and a larger base of customers or operate in broader geographic areas than we do. Because of the large numbers of providers, in the future we may have to reduce our collection fees to remain competitive. Many larger clients retain multiple accounts receivable management providers, which exposes us to continuous competition in order to remain a preferred vendor.

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

ITEM 2 DESCRIPTION OF PROPERTY

        We own our office building and property located at 5400 Orange Avenue, Cypress, California, where we conduct our primary operations. The office building, which was purchased in 1993, contains approximately 50,000 square feet of office space. Currently, we occupy approximately 37,000 square feet for our operations, and the remainder of the building is available for lease to third party tenants. Our mortgage note was restructured in December 2000 by another financial institution for a total borrowing of $2,990,000 at a variable interest rate that had an initial rate of 8.4% and is indexed to the ISDA mid-market swap rate for a swap period of five (5) years. The note is to be repaid based on a 20-year amortization schedule and is due in January 2021. We also have leased offices located at 2235 E. Flamingo Road, Suite 405, Las Vegas, NV 89119; and at 46-001 Kamehameha Hwy, Suites 308 and 309, Kaneohe, HI 96744.

ITEM 3 LEGAL PROCEEDINGS

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2001.

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

	2001		2000
	High	Low	High	Low
4th Quarter ending 9/30	.290	.120	.969	.469
3rd Quarter ending 6/30	.400	.180	1.060	.750
2nd Quarter ending 3/31	.625	.218	1.250	.625
1st Quarter ending 12/31	.625	.187	1.500	.750

        As of September 30, 2001 there were 1,479 holders of record of our common stock.

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

Overview

Business

        The following discussion and analysis of our financial condition and results of our operations are based on the consolidated results of businesses, which include the results of operations of the subsidiary and related businesses we acquired on August 14, 2000. A more detailed discussion of the accounting principles used to consolidate the assets, liabilities, and results of operations of the businesses and the specific entities included in the consolidation is set forth in Note One (1) to our consolidated financial statements included in this report.

Revenues

        Commissions and fees, which account for most of our total revenues, include commissions earned from billing, recovery, revenue maximization projects and consulting services that we provide to our clients. Commissions and fees for our billing and recovery operations are primarily affected by the quality and age of the receivable pool we are asked to manage. In general, commissions and fees for our billing and recovery services fluctuate based on the number of accounts we process and manage. Accounts we manage have declined 41% to $1.0 billion as of September 30, 2001 from approximately $1.7 billion as of September 30, 2000. The decline was primarily due to balances that became uncollectible during the fiscal year ended September 30, 2001. The growth was primarily due to new contracts obtained during the fiscal year ended September 30, 2001. Fees for our special projects and consulting services depend largely on the type of service or project we perform and, therefore, are arranged on a case-by-case basis. Such fees are primarily affected by the quality and age of the receivable pools as well as the efficiency of our clients' back office operations. These services are provided by the acquired businesses. Accordingly, we did not perform these services prior to August 14, 2000.

        We previously purchased charged-off accounts receivable portfolios. Collections from these portfolios represented a portion of our revenues. Portions of these portfolios were also sold to provide additional revenues. We discontinued purchasing these portfolios in 1999 and subsequent to September 30, 2001, we sold our remaining portfolios and assets included in the Company's 1998 securitization. The terms of the sale included an immediate payment of $100,000 and a contingency payment of up to $350,000. The contingent payment is dependent upon the success of the buyer in collecting the portfolio and therefore, we are unable at this time to predict the timing of all or any of this payment. Collectively, the sales are not expected to have a material impact on our results of operations. We also earn revenues from temporary staffing and placement services provided specifically to the healthcare industry. Revenues from our temporary staffing services are generated based on hourly and/or per diem rates charged to our clients. These rates vary according to the level of skills and technical knowledge of our staff. Placement fees are negotiated on a case-by-case basis and are predominantly determined by a percentage of the annual salaries of the placed employees. These services are provided by one of the acquired businesses. Accordingly, we did not perform these services prior to August 14, 2000.

        While our primary market going forward will be healthcare providers, a portion of our revenues in 2001 consisted of commissions and fees earned from non-healthcare clients. The following is a summary of our revenues:

	2001	2000
Commissions and Fees:
Healthcare Clients	$12,875,785	$3,813,970
Non-Healthcare Clients	896,124	1,418,359

	$13,771,909	$5,232,329
Purchased Portfolios:
Collections	386,835	554,151

Total revenues	$14,158,744	$5,786,480

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

        Included in selling, general and administrative expenses are postage and telephone expenses that account for the next largest components of our operating expenses. These expenses will fluctuate based on the volume of accounts we manage and, correspondingly, with the commissions and fees we generate. These expenses reflect our primary methods of communication with our clients' customers and they include costs to send customer/payor invoices and statements as well as telecommunication costs incurred in various negotiation activities with such customers.

        We ratably allocate the cost of purchased loans receivable portfolios on an account by account basis. Collections received from any one account are applied to the basis of the respective account before revenue is recognized. Integral to our collection operations is the timely identification of accounts that are deemed uncollectible. The uncollectability of an account is primarily based on the current status of the account (such as bankrupt or deceased) and the historical experience of the specific portfolio as well as similar portfolios. We record an amortization reflecting the accumulated costs allocated to those accounts deemed uncollectible to properly reflect management's estimate of the remaining net proceeds to be realized from a given portfolio. As previously mentioned, we have not purchased any portfolios since 1999 and we will be departing from this line of business. Accordingly, we expect this cost to decline as the remaining unamortized cost basis of the purchased portfolios are realized through collections or sale of such portfolios. Subsequent to September 30, 2001 we sold the remaining portfolios and discontinued amortizing costs related to the portfolios.

        Depreciation expense relates primarily to the building facility we own where we conduct a significant portion of our operations. In addition, we have invested and will continue to invest in technology and telecommunication equipment that will continue to impact this expense item. In accordance with our plan, we have also acquired new businesses to rapidly expand our operations and geographic presence. Goodwill relating to our major acquisitions is generally being amortized over a period of 20 years from date of acquisition.

        The most significant component of other income and expense relates primarily to net proceeds received from rental of the portion of our building that we do not occupy.

        We have experienced substantial changes in our business and operations since we completed the acquisition of certain companies in August, 2000. Developmental spending which includes, among other things, product and service rollouts, and certain information technology systems improvements, is expected to be discretionary and will vary in response to various market conditions. However, a significant portion of our expenses, such as administrative salaries and wages, occupancy and equipment, depreciation and amortization of goodwill should not vary, at least in the short term, with fluctuations in our revenues. We expect to continue to experience periods of rapid change in the future. Our current expansion has placed, and any future expansion would place, significant demands on our administrative, operational, financial and other resources.

Result of Operation and Financial Overview—Years ended September 30, 2001 and 2000

	2001	2000
Revenues
Commissions and Fees	$13,771,909	$5,232,329
Collections from Owned Portfolios	386,835	554,151
	$14,158,744	$5,786,480
Operating Expenses
Employee compensation and benefit	11,259,949	$4,068,836
Selling, general and administrative	3,723,136	1,964,810
Amortization of Loan Portfolios	241,381	341,645
Depreciation and amortization	888,029	279,868
Income (Loss) From Operations	(1,953,751)	(868,679)
Other Income (Expense)	(482,596)	(17,993)
Net Income (Loss)	(2,436,347)	(886,672)

Revenues—

        Commissions and fees earned by us increased by $8,539,580 or 163% to $13,771,909 for the year ended September 30, 2001 from $5,232,328 for the year ended September 30, 2000. The increase is primarily due to the mergers in August 2000 and new contracts signed during the year. Collections and sales from owned portfolios decreased by $167,316 or 30% to $386,835 for the year ended September 30, 2001 from $554,151 for the year ended September 30, 2000. As previously discussed, we did not replenish the paid and cancelled accounts out of this portfolio, which ordinarily result from collection activities, in conformance with our plan not to pursue this line of business.

Operating Expenses—

        Our operating expenses increased by $9,457,336 or 142% to $16,112,495 for the year ended September 30, 2001 from $6,655,159 for the year ended September 30, 2000. The increase was due in large part to approximately $7,191,113 in increases in salaries and wages as a result of the August 2000 mergers and our investments in infrastructure.

Other Income and Expenses

        Interest expenses increased $427,303 primarily as a result of additional borrowings to fund technology and equipment acquisitions as well as interest paid related to the notes payable to the sellers of the acquired subsidiaries. Rental income net of related expenses, decreased $37,303 as a result of a reduction in leasing to third parties of space in the Company's facility.

Net Loss

        As a result of the various items discussed above, net loss for the year increased approximately $1,500,000, or 175% to $2,436,347 for the year ended September 30, 2001 from a loss of $886,672 for the year ended September 30, 2000.

Liquidity and Capital Resources

        Historically, we have financed our operations through cash flows generated by operations and borrowings from credit facilities that are in place. Capital expenditures and investments in new technology have been primarily financed through non-cancelable capital leases, which expire at various times through fiscal year 2006. As of September 30, 2001, we have outstanding long-term debt with a financial institution in the form of a mortgage note on our building facility with a remaining balance of approximately $2,946,900 at a variable interest rate that approximates 8.5% and is due in January 2021. As of September 30, 2001, our net working capital aggregated approximately $(972,304). On September 28, 2001, the Company entered into a revolving line of credit agreement with two officers of the Company. The agreement permits borrowings up to $350,000 at the bank reference rate plus one percent. The line of credit is unsecured and expires on January 2, 2003. At September 30, 2001 this line of credit had not been used. Additionally, subsequent to September 30, 2001, we sold our remaining portfolios and assets included in the Company's 1998 securitization. The terms of the sale included an immediate payment of $100,000 and a contingency payment of up to $350,000. The contingent payment is dependent upon the success of the buyer in collecting the portfolio and therefore, we are unable at this time to predict the timing of all or any of this payment. Collectively, the sales are not expected to have a material impact on our results of operations. On November 19, 2001, the Company entered into a secured line of credit, which permits borrowing up to one million dollars at the bank reference rate plus five percent.

        Management believes that anticipated cash flows from operations as well as existing credit facilities, will be sufficient to meet the working capital needs required to pursue its strategic goals during the fiscal year 2002.

Recently Issued Accounting Standards

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," and in June 2000, by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively SFAS No. 133). SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000, with earlier application encouraged. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. Adoption of this standard did not have a material impact on the Company's financial position or results of operations.

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

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Company is in the process of determining its planned adoption date, as well as the expected impact on earnings and existing goodwill and other intangibles upon adoption, which will include elimination of goodwill amortization and may include additional goodwill impairment. As of September 30, 2001, goodwill totaled $10,773,940 and is being amortized over 20 years.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and is effective for fiscal years beginning after December 15, 2001. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of;" however, it retains the fundamental provisions of SFAS No. 121 for (i) recognition and measurement of the impairment of long-lived assets to be held and used and (ii) measurement of long-lived assets to be disposed of by sale. This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. The Company does not believe SFAS No. 144 will have a material impact on the Company's financial position or results of operations.

Management Changes

        On January 2, 2001, our Board of Directors appointed Fred McGee as chief financial officer and secretary. He replaces Ken Leighton who resumed his position as chief information officer.

On July 31, 2001, Diane Dales resigned from the Board of Directors due to other commitments.

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

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Information required by this item will be contained in our proxy or information statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2001 and is incorporated herein by reference.

ITEM 10 EXECUTIVE COMPENSATION

        The information required by this item will be contained in our proxy or information statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2001 and is incorporated herein by reference.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item will be contained in our proxy or information statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2001 and is incorporated herein by reference.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item will be contained in our proxy or information statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2001 and is incorporated herein by reference.

PART IV

ITEM 13 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

        None filed

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
10.1	1995 Stock Option Plan of RevCare (incorporated by reference from RevCare's Form 8-K filed on December 20, 1995, Exhibit 10.2)
10.2	Preferred Stock Purchase Agreement dated September 30, 1996 (incorporated by reference from RevCare's Form 10-KSB filed on December 27, 1996)
10.3	Warrant to Purchase 400,000 Shares of Common Stock dated February 12, 1999 issued to Batchelder & Partners, Inc. (incorporated by reference from RevCare's Form 10-QSB filed on February 12, 1999)
10.4	Employment Agreement between CPS and Russell Mohrmann dated August 14, 2000 (incorporated by reference from August 29, 2000 Form 8-K, Exhibit 10.1)
10.5	Employment Agreement between RevCare and Robert Perez dated August 14, 2000 (incorporated by reference from August 29, 2000 Form 8-K, Exhibit 10.2)
10.6	Employment Agreement between RevCare and Manuel Occiano dated May 30, 2000 (incorporated by reference from RevCare's Form 10-KSB filed on January 15, 2001)
10.7	Common Stock Purchase Agreement by and between RevCare and FBR Financial Fund, II, L.P., dated May 30, 2000 (incorporated by reference from June 14, 2000 Form 8-K, Exhibit 10.1)
10.8
Voting Agreement by and among the Company, FBR Financial Fund II, L.P. and Pacific Life Insurance Company, dated May 30, 2000 (incorporated by reference from RevCare's June 14, 2000 Form 8-K, Exhibit 99.1)
10.9	Forms of Secured Convertible Promissory Notes issued by the Company dated August 14, 2000 (incorporated by reference from August 29, 2000 Form 8-K, Exhibit 4.5)
*10.10	Employment Agreement between RevCare and Fred McGee dated January 2, 2001
*10.11	Revolving Note issued by the Company September 24, 2001
*10.12	First Amendement to Promissory note issued by the Company September 24, 2001 extending maturity date to January 2, 2003
*10.13	Forms of First Amendment to Secured Convertible Promissory Notes issued by the Company dated August 14, 2000 extending maturity date to January 2, 2003

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 15, 2002	REVCARE, INC.
	By:	/s/ MANUEL OCCIANO Manuel Occiano President and Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date Signed

/s/ GEORGE MCCABE, JR. George McCabe, Jr.	Director	January 15, 2002
/s/ EDWARD WHEELER Edward Wheeler	Director	January 15, 2002
/s/ MANUEL OCCIANO Manuel Occiano	Chief Executive Officer	January 15, 2002
/s/ FRED MCGEE Fred McGee	Chief Financial Officer and Principal Accounting Officer	January 15, 2002

EXHIBIT INDEX

Exhibit Number	Description
2.1	Definitive Purchase Agreement and Plan of Reorganization dated September 12, 1995 (incorporated by reference from September 12, 1995 Form 8-K, Exhibit 7(b)(i))
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
10.1	1995 Stock Option Plan of RevCare (incorporated by reference from RevCare's Form 8-K filed on December 20, 1995, Exhibit 10.2)
10.2	Preferred Stock Purchase Agreement dated September 30, 1996 (incorporated by reference from RevCare's Form 10-KSB filed on December 27, 1996)
10.3	Warrant to Purchase 400,000 Shares of Common Stock dated February 12, 1999 issued to Batchelder & Partners, Inc. (incorporated by reference from RevCare's Form 10-QSB filed on February 12, 1999)
10.4	Employment Agreement between CPS and Russell Mohrmann dated August 14, 2000 (incorporated by reference from August 29, 2000 Form 8-K, Exhibit 10.1)
10.5	Employment Agreement between RevCare and Robert Perez dated August 14, 2000 (incorporated by reference from August 29, 2000 Form 8-K, Exhibit 10.2)
10.6	Employment Agreement between RevCare and Manuel Occiano dated May 30, 2000 (incorporated by reference from RevCare's Form 10-KSB filed on January 15, 2001)

10.7	Common Stock Purchase Agreement by and between RevCare and FBR Financial Fund, II, L.P., dated May 30, 2000 (incorporated by reference from June 14, 2000 Form 8-K, Exhibit 10.1)
10.8
Voting Agreement by and among the Company, FBR Financial Fund II, L.P. and Pacific Life Insurance Company, dated May 30, 2000 (incorporated by reference from RevCare's June 14, 2000 Form 8-K, Exhibit 99.1)
10.9	Forms of Secured Convertible Promissory Notes issued by the Company dated August 14, 2000 (incorporated by reference from August 29, 2000 Form 8-K, Exhibit 4.5)
*10.10	Employment Agreement between Revcare and Fred McGee dated January 2, 2001
*10.11	Revolving Note issued by the Company September 24, 2001
*10.12	First Amendment to Promissory note issued by the Company September 24, 2001 extending maturity date to January 2, 2003
*10.13	Forms of First Amendment to Secured Convertible Promissory Notes issued by the Company dated August 14, 2000 extending maturity date to January 2, 2003

REVCARE, INC. AND SUBSIDIARIES

Consolidated Financial Statements
As of September 30, 2001 and 2000

Index to Consolidated Financial Statements

Page
Report of Independent Public Accountants	F-2
Financial Statements:
Consolidated Balance Sheets as of September 30, 2001 and 2000	F-3
Consolidated Statements of Operations for the Years Ended September 30, 2001 and 2000	F-4
Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 2001 and 2000	F-5
Consolidated Statements of Cash Flows for the Years Ended September 30, 2001 and 2000	F-6
Notes to Consolidated Financial Statements	F-7 to F-20

F–1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of RevCare, Inc.:

        We have audited the accompanying consolidated balance sheets of RevCare, Inc. (formerly known as Cypress Financial Services, Inc.), a Nevada corporation, and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RevCare, Inc. and subsidiaries as of September 30, 2001and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Orange County, California
January 11, 2002

F–2

REVCARE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets—September 30, 2001 and 2000

	2001	2000
Assets
Cash	$—	$938,660
Accounts receivable, net of allowance for doubtful accounts of $251,826 and $400,000, respectively	1,705,538	1,364,209
Portfolio receivables, net	244,755	514,885
Property, net	3,462,341	3,187,802
Notes receivable from officer	100,000	100,000
Prepaid expenses and other	99,919	101,788
Goodwill, net	10,165,211	10,798,126

Total assets	$15,777,764	$17,005,470

Liabilities and Shareholders' Equity
Bank overdraft	$112,674	$—
Accounts payable	491,304	327,284
Collection payables to customers	693,121	390,261
Accrued liabilities	1,074,995	1,137,249
Lines of credit	125,221	282,194
Notes payable	3,198,003	2,334,530
Capital lease obligations	280,950	296,109
Notes payable to related parties	3,675,000	3,675,000
Total liabilities	9,651,268	8,442,627

Commitments and Contingencies
Shareholders' Equity:
Series A convertible, redeemable preferred stock, $0.001 par value, stated at $2.00 liquidation preference per share, 5,000,000 shares authorized; 345,000 shares issued and outstanding	690,000	690,000
Common stock, $0.001 par value; 50,000,000 shares authorized; 21,526,909 shares issued and outstanding	21,520	21,520
Paid-in capital	10,658,282	10,658,282
Accumulated deficit	(5,193,306)	(2,756,959)

	6,176,496	8,612,843
Less common stock in treasury at cost, 33,000 shares	50,000	50,000

Total shareholders' equity	6,126,496	8,562,843

	$15,777,764	$17,005,470

The accompanying notes are an integral part of these consolidated balance sheets.

F–3

REVCARE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Years Ended September 30, 2001 and 2000

	2001	2000
Revenues:
Service fees	$13,771,909	$5,232,329
Portfolio receivables revenue	386,835	554,151

	14,158,744	5,786,480

Operating Expenses:
Salaries, wages and related benefits	11,259,949	4,068,836
Selling, general and administrative	3,723,136	1,964,810
Losses on portfolio receivables	241,381	341,645
Depreciation and amortization	888,029	279,868

	16,112,495	6,655,159

Loss from Operations	(1,953,751)	(868,679)

Other Income (Expense):
Interest expense, net	(566,739)	(139,436)
Rental operations, net	84,143	121,443

	(482,596)	(17,993)

Loss before Provision for Income Taxes	(2,436,347)	(886,672)
Provision for Income Taxes	—	—

Net Loss	$(2,436,347)	$(886,672)

Loss per share:
Basic	$(0.11)	$(0.05)
Diluted	$(0.11)	$(0.05)
Number of shares used in computing earnings per share:
Basic	21,526,909	16,979,025
Diluted	21,526,909	16,979,025

The accompanying notes are an integral part of these consolidated financial statements.

F–4

REVCARE, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
For the Years Ended September 30, 2001 and 2000

	Series A Convertible, Redeemable Preferred Stock
			Common Stock
					Treasury Stock	Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
BALANCES, at September 30, 1999	345,000	$690,000	6,527,571	$6,527	$(2,272)	$3,622,403	$(1,870,287)	$2,446,371
Retirement of treasury stock	—	—	(662)	(7)	2,272	(2,265)	—	—
Common stock issued, net	—	—	15,000,000	15,000	—	7,038,144	—	7,053,144
Common stock repurchased	—	—	—	—	(50,000)	—	—	(50,000)
Net loss	—	—	—	—	—	—	(886,672)	(886,672)

BALANCES, at September 30, 2000	345,000	690,000	21,526,909	21,520	(50,000)	10,658,282	(2,756,959)	8,562,843
Net loss	—	—	—	—	—	—	(2,436,347)	(2,436,347)

BALANCES, at September 30, 2001	345,000	$690,000	21,526,909	$21,520	$(50,000)	$10,658,282	$(5,193,306)	$6,126,496

The accompanying notes are an integral part of these consolidated financial statements.

F–5

REVCARE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended September 30, 2001 and 2000

	2001	2000
Cash Flows from Operating Activities:
Net loss	$(2,436,347)	$(886,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	888,029	305,053
Losses on portfolio receivables	241,381	341,645
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(341,329)	(186,061)
Decrease in portfolio receivables	28,749	48,690
Decrease in prepaid expenses and other	1,869	146,790
Increase in accounts payable	164,020	133,983
Increase (decrease) in collection payables to customers	302,860	(21,554)
(Decrease) increase in accrued liabilities	29,420	16,986

Net cash used in operating activities	(1,121,348)	(101,140)

Cash Flows from Investing Activities:
Purchases of property	(514,877)	(109,228)
Acquisition of OCPS, net of cash acquired	—	(6,733,670)

Net cash used in investing activities	(514,877)	(6,842,898)

Cash Flows from Financing Activities:
Issuance of common stock, net	—	7,053,144
Proceeds from issuance of mortgage note payable	2,990,000	—
Principal payments on maturity of mortgage note payable	(1,802,002)	—
Increase in bank overdraft	112,674	—
Principal payments on notes payable	(481,499)	(19,044)
Principal payments on capital lease obligations	(121,608)	(64,774)

Net cash provided by financing activities	697,565	6,969,326

Net (Decrease) Increase in Cash	(938,660)	25,288
Cash, at beginning of year	938,660	913,372

Cash, at end of year	$—	$938,660

Supplemental Disclosure of Cash Flow Information—Cash paid during the period for:
Interest	$566,739	$243,365

        Supplemental Disclosure of Non Cash Investing, Financing and Operating Activities—

  On August 14, 2000, the Company issued notes payable of $4,200,000 in conjunction with the acquisition of OCPS. Of that amount, the maturity date on $3,503,500 was extended until January 2, 2003.

  During the year ended September 30, 2000, the Company forgave a $50,000 note receivable from a former officer in exchange for 33,000 shares of the Company's common stock.

  The Company entered into one capital lease during the year ended September 30, 2001. The value of the property purchased totaled $106,449.

  During the year ended September 30, 2001, goodwill and accrued liabilities were reduced by $91,674 due to a post closing adjustment related to the OCPS acquisition.

The accompanying notes are an integral part of these consolidated financial statements.

F–6

REVCARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2001

1. Organization and Basis of Presentation

        RevCare, Inc. (formerly known as Cypress Financial Services, Inc.), a Nevada corporation, (together with its subsidiaries, the Company), provides accounts receivable management, administration, and debt collection services primarily to health care providers and consumer credit issuers.

2. Summary of Significant Accounting Policies

  a.
  Principles of Consolidation

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

  i.
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

F–7

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

      In future periods, the Company will recognize additional revenue from the Residuals if the actual performance of the Receivables is higher than the original estimate or the Company may increase the estimated fair value of the Residuals. If the actual performance of the Receivables is lower than the original estimate, then an adjustment to the carrying value of the Residuals may be required if the estimated fair value of the Residuals is less than the carrying value. The carrying value of the Residuals was $0 for the years presented.

      The Company is responsible for the ongoing servicing of the Receivables in fiscal 2000, the Company recorded a liability of $140,000 based on the present value of the estimated costs to service the Receivables less the estimated servicing fees over the remaining life of the Receivables (see Note 14).

      The Company did not complete any securitizations during the years ended September 30, 2001 and 2000 and subsequent to year end, the previously securitized assets were sold.

  d.
  Property

    Furniture, fixtures and equipment are carried at cost and depreciated using both straight-line and accelerated methods over the estimated useful lives of the assets, which are generally 5 to 7 years. The building is being depreciated over a period of 39 years.

    Repairs and maintenance are charged to expense as incurred; replacements and betterments are capitalized.

  e.
  Collection Payables to Customers

    The Company records liabilities for collections payable to customers. These amounts are included in cash until remitted to customers.

  f.
  Fair Value of Financial Instruments

    Fair values of financial instruments are estimated using available market information and other valuation methodologies. The fair values of the Company's financial instruments are estimated to approximate the related book value, unless otherwise indicated.

  g.
  Goodwill

F–8

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

    For the year ended September 30, 2001, the computations of basic and diluted EPS were as follows:

	Basic EPS	Diluted EPS
Numerator—net loss	$(2,436,347)	$(2,436,347)
Denominator—weighted average shares outstanding	21,526,909	21,526,909

Loss per share	$(0.11)	$(0.11)

    For the year ended September 30, 2000, the computations of basic and diluted EPS were as follows:

	Basic EPS	Diluted EPS
Numerator—net loss	$(886,672)	$(886,672)
Denominator—weighted average shares outstanding	16,979,025	16,979,025

Loss per share	$(0.05)	$(0.05)

    For the years ended September 30, 2001 and 2000, the denominator in the diluted EPS computation was the same as the denominator for basic EPS due to the antidilutive effects of preferred stock, warrants and stock options on the Company's net loss. As of September 30, 2001 and 2000, the Company had outstanding warrants and stock options of 2,331,908, and 1,880,508, respectively, that were antidilutive.

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

  k.
  Rental Operations

    The Company leases a portion of its building to unrelated parties. Management allocates certain costs incurred to rental operations based on a ratio of square footage to the total

F–9

    square footage of the respective building. The results of rental operations for the years ended September 30, 2001 and 2000 are as follows:

	2001	2000
Rental income	$236,953	$273,309
Utilities and other	(152,810)	(151,866)

	$84,143	$121,443

  l.
  Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," and in June 2000, by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively, SFAS No. 133). SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000, with earlier application encouraged. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

    In March 2000, the FASB issued FASB Interpretation No. 44 (FIN44), "Accounting for Certain Transactions Involving Stock Compensation." The provisions of FIN44, which were effective on July 1, 2000, have not had a material effect on the Company's financial position or results of operations.

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions. SFAS No. 140 did not have a material impact on the Company's financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Company is in the process of determining its planned adoption date, as well as the expected impact on earnings and existing goodwill and other intangibles upon adoption, which will include elimination of goodwill amortization and may include additional goodwill impairment. As of September 30, 2001, goodwill totaled $10,165,211 and is being amortized over 20 years.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and is effective for fiscal years beginning after December 15, 2001. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be

F–10

    Disposed Of;" however, it retains the fundamental provisions of SFAS No. 121 for (i) recognition and measurement of the impairment of long-lived assets to be held and used and (ii) measurement of long-lived assets to be disposed of by sale. This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. The Company does not believe SFAS No. 144 will have a material impact on the Company's financial position or results of operations.

  m.
  Reclassification

    Certain amounts in the accompanying 2000 financial statements have been reclassified to conform to 2001 presentation.

3. Acquisition and Goodwill

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

        Below is a summary of the OCPS acquisition:

Fair value of tangible assets acquired	$1,317,668
Goodwill acquired	10,865,614
Liabilities assumed	(1,216,216)

Acquisition price	10,967,066
Less cash acquired	(33,396)
Less notes payable issued for acquisition	(4,200,000)

Net cash paid for acquisition	$6,733,670

        Due to a post closing adjustment goodwill was reduced to $10,773,940 during fiscal 2001.

        Had the acquisition occurred at the beginning of the prior fiscal year, the pro forma results would be as follows:

2000
(unaudited)
Revenues	$14,375,441
Net loss	$(1,252,971)
Diluted earnings per share	$(0.07)
Diluted weighted average shares outstanding	16,979,025

4. Portfolio Receivables

F–11

        The cost basis of portfolio receivables (Receivables) activity consists of the following as of September 30, 2001 and 2000 and for the years then ended:

Portfolio receivables at September 30, 1999	$905,220
Increase in allowance for losses on portfolio receivables	(341,645)
Collections applied to cost basis	(48,690)

Portfolio receivables at September 30, 2000	514,885
Increase in allowance for losses on portfolio receivables	(241,381)
Collections applied to cost basis	(28,749)

Portfolio receivables at September 30, 2001	$244,755

        For the years ended September 30, 2001 and 2000, the Company had gross collections from the Receivables of $415,585 and $602,840, respectively. After applying $28,749 and $48,690 to the cost basis for the years ended September 30, 2001 and 2000, respectively, $386,835 and $554,151 was recognized as portfolio receivables revenue in the accompanying consolidated statements of operations.

        On August 14, 1998, the Company sold Receivables with a book value of $224,634 to a wholly owned subsidiary for $2,750,000, which issued interest-bearing asset-backed securities to Pacific Life Insurance Company (Pacific Life) for the same amount. The Company considers the transfer of Receivables where the Company surrenders control over the Receivables a sale and does not include the wholly-owned subsidiary in its consolidated financial statements. For the years ended September 30, 2001 and 2000, the Company had gross collections from these Receivables of $635,825 and $848,761, respectively, of which $130,592 and $179,128 was recognized as service fee revenue in the accompanying consolidated statements of operations. Subsequent to year end these receivables were sold to a third party.

F–12

5. Related Party Transactions

        On July 2, 1998, Pacific Life purchased 2,000,000 shares of common stock from the Company, representing 28 percent of the outstanding common stock of the Company on a fully diluted basis for $3,000,000.

        On August 14, 1998 the Company sold Receivables with a book value of $224,634 to a wholly owned subsidiary for $2,750,000, which issued interest-bearing asset-backed securities to Pacific Life for the same amount. The Company considers a transfer of Receivables where the Company surrenders control over the Receivables a sale to the extent that consideration other than beneficial interests in the transferred Receivables is received in exchange for the Receivables. The Company continues to service the asset backed securities and receives a 20 percent servicing fee (see also Note 14).

        In conjunction with the acquisition of OCPS on August 14, 2000 the Company entered into $3,675,000 of Secured Convertible Promissory Notes to shareholders and officers of OCPS, currently employees or officers of RevCare. All of these notes bear interest at the rate of 8 percent per annum with $171,500 maturing in August 2002 with the remaining balance maturing in January 2003, at which time the unpaid principal balances and all accrued and unpaid interest are due. At the option of the holder, the notes are convertible at $0.735 of any unpaid principal balance into $.001 par value common stock.

        On September 28, 2001, the Company entered into a revolving line of credit agreement with two officers of the Company. The agreement permits borrowings up to $350,000 at the bank reference rate plus one percent. The line of credit is unsecured and expires on January 2, 2003. At September 30, 2001 this line of credit had not been used.

6. Property

        Property consists of the following:

	2001	2000
Land	$866,575	$866,575
Building	1,540,577	1,540,577
Equipment and furnishings	2,234,875	1,613,548

	4,642,027	4,020,700
Less—Accumulated depreciation	1,179,686	832,898

	$3,462,341	$3,187,802

        Depreciation expense for the years ended September 30, 2001 and 2000 totaled $346,788 and $235,354, respectively. At September 30, 2001 and 2000, the net book value of equipment under capital leases was $280,950 and $251,044, respectively. During the year ended September 30, 2000, the Company removed $1,055,483 of fully depreciated assets from its books.

7. Intangible Assets

        Intangible assets consists of the following:

	2001	2000
Goodwill	$10,773,940	$10,865,614
Less—Accumulated amortization	608,729	67,488

	$10,165,211	$10,798,126

F–13

8. Lines of Credit

        The Company has a line of credit, which permits borrowings up to a maximum of $300,000 at the bank's reference rate plus two percent (8 percent at September 30, 2001). The line of credit expires on May 1, 2003. At September 30, 2001 and 2000, borrowings on the line totaled $125,221 and $182,512, respectively. Borrowings are secured by substantially all the assets of OCPS, including accounts receivable and equipment, as well as guaranteed by principal owner of OCPS.

        On September 28, 2001, the Company entered into a revolving line of credit agreement with two officers of the Company. The agreement permits borrowings up to $350,000 at the bank reference rate plus one percent. The line of credit is unsecured and expires on January 2, 2003. At September 30, 2001 this line of credit had not been used.

        The Company had a line of credit which permitted borrowings up to a maximum of $100,000, subject to an 8 percent interest rate. The line of credit expired on February 10, 2001. At September 30, 2000, borrowings on the line totaled $99,682. The line of credit was paid off during fiscal 2001.

        See Note 14 for additional information arising subsequent to year end.

9. Notes Payable

        As of September 30, 2001 and 2000, notes payable consists of the following:

	2001	2000
Note payable to a bank, collateralized by land and a building, due in monthly payments of $25,984, including interest at a variable rate of 2.5 percent plus the standard LIBOR, through January 2021, at which time the entire principal balance become due and payable.	$2,946,966	$—
Note payable to a bank, collateralized by land and a building, due in monthly payments of $14,089, including interest at 8 percent per annum, through December 2000, at which time the entire principal balance became due and payable.	—	1,802,002
Note payable to a bank, interest at the bank's reference rate plus 2 percent (11.5 percent at September 30, 2000), payments of $4,048 are due in monthly installments through May 2001. The loan is secured by substantially all the assets of the Insource division of OCPS, including accounts receivable and equipment.	—	31,272
Convertible note payable to an individual, interest at 8 percent per annum, payments of $23,744 are due in monthly installments through August 2002. At the option of the holder, the note is convertible at $0.735 of any unpaid principal balance into $.001 par value common stock.	251,037	501,256

	$3,198,003	$2,334,530

        Annual maturities of notes payable at September 30, 2001 are as follows:

Years Ending September 30,
2002	$307,219
2003	61,300
2004	66,884
2005	72,977
2006	79,625
Thereafter	2,609,998

$3,198,003

F–14

10. Capital Transactions

  a.
  Series A Convertible, Redeemable Preferred Stock

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

  The fair value of the warrant was estimated to be $415,000 on the date of grant using the Black Scholes pricing model with the following assumptions: weighted average risk-free interest rate of 4.5 percent; a weighted average volatility of 86.9 percent; an expected life of 6.75 years; and no expected dividend yield. This amount will be recognized in the income statement during the period the services are deemed to have been provided. During the year ended September 30, 1999, the Company recognized advisory fees of $100,000 relating to this warrant, no expense was recognized in fiscal 2000 or 2001. Any remaining expense will be recognized in future periods if and when various conditions have been met.

  In 1995, the Company adopted, and the shareholders approved, the RevCare, Inc. 1995 Stock Option Plan (the Plan) which authorized 450,000 stock option grants to purchase the Company's common stock. In August 1998, the Board of Directors and Shareholders approved a 500,000-share increase to the Plan increasing the total number of shares reserved for issuance pursuant to the Plan to 950,000. During fiscal year 2000, the Board of Directors and Shareholders approved increasing the total number of shares reserved for issuance pursuant to the Plan to 3,250,000.

F–15

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

  The Company has granted 2,379,708 options under the Plan of which 447,800 have been forfeited. These options are issued at fair market value or at a 10 percent premium over fair market value if the individual is a 10 percent or more shareholder. All options granted expire ten years from the date of grant. At September 30, 2001, there were 1,318,092 additional shares available for grant under the Plan.

  A summary of the status of the Plan at September 30, 2001 and 2000 and changes during the years then ended is presented in the table and narrative below:

	September 30, 2001		September 30, 2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,484,608	$0.70	789,550	$1.27
Granted	455,000	0.50	1,127,308	0.55
Exercised	—	—	—	—
Forfeited	(7,700)	1.41	(432,250)	1.36

Outstanding at end of year	1,931,808	$0.65	1,484,608	$0.70

Exercisable at end of year	1,226,110	$0.83	876,661	$0.83

Weighted average remaining contractual life		8.35		9.03

Weighted average fair value of options granted		$0.02		0.29

  The fair value of each option grant is estimated on the date of grant using the Black Scholes pricing model with the following assumptions used for the grants in fiscal year 2001: weighted average risk-free interest rate of 5.5 percent; a weighted average volatility of 154.2 percent; an expected life of 7 years; and no expected dividend yield.

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

F–16

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

		2001	2000
Net Loss:	As Reported	$(2,436,347)	$(886,672)
	Pro Forma	$(2,539,484)	$(891,766)
Basic EPS:	As Reported	$(0.11)	$(0.05)
	Pro Forma	$(0.12)	$(0.05)
Diluted EPS:	As Reported	$(0.11)	$(0.05)
	Pro Forma	$(0.12)	$(0.05)
11.
Commitments and Contingencies

a.
Lessee—The Company leases certain office space and equipment under non-cancelable operating and capital leases which expire at various times through fiscal 2006. Future annual minimum lease payments, in the aggregate, under operating and capital leases at September 30, 2001 are as follows:

Years Ending September 30,	Operating	Capital
2002	$36,003	$118,063
2003	17,060	107,866
2004	—	94,962
2005	—	31,542
2006	—	7,885

Total minimum lease payments	$53,063	360,318

Less—Amounts representing interest		79,368

Present value of capital lease obligations		$280,950

  Rent expense under all operating leases totaled $28,272 in 2001 and $11,997 in 2000.

  b.
  Lessor—As discussed in Note 1, the Company leases a portion of its building to unrelated entities under operating leases which expire at various times through fiscal 2005. The Company leases to several tenants on a month-to-month basis. Future annual collections under non-cancelable operating leases as of September 30, 2001 are scheduled as follows:

Years Ending September 30,
2002	$160,943
2003	130,769
2004	26,748
2005	9,020

$327,480

  c.
  Employment Agreements

  On May 30, 2000, the Company entered into a three-year employment agreement with one of its officers. On August 14, 2000, the Company entered into a two-year and a three-year employment agreement with two of its officers. On January 2, 2001, the Company entered into a three-year employment agreement with one of its officers. The agreements provide for annual salaries, paid vacations and other related benefits. The minimum annual compensation pursuant to such agreements, excluding provisions for fringe benefits (e.g., vacations, etc.), will be approximately $845,000 and $670,000 in fiscal years 2002 and 2003, respectively.

F–17

  d.
  Litigation

  The Company is involved, from time to time, in litigation that is incidental to its collection business. The Company regularly initiates legal proceedings as a plaintiff in connection with its routine collection activities. In management's opinion, none of these legal matters will have a material adverse effect on the Company's financial position or the results of its operations.

12.
Income Taxes

        The benefits for income taxes for the years ended September 30, 2001 and 2000 are shown in the table below:

	2001	2000
Federal:
Current	$—	$—
Deferred	—	—
State:
Current	—	—
Deferred	—	—

Total tax benefit	$—	$—

        Although not affecting the total provision, actual income tax payments may differ from the amounts shown as current as a result of the final determination as to the timing of certain deductions and credits.

        The total tax benefit differs from the Federal statutory rate of 34 percent for the reasons shown in the table below:

	2001	2000
Federal statutory tax rate	(34.0)%	(34.0)%
State income taxes, net of Federal income tax benefit	(8.6)	(8.6)
Other	6.0	1.2
Valuation Allowance	36.6	41.4

Actual tax benefit	—%	—%

        Because certain items of income and expense are not recognized in the same year in the financial statements of the Company as in its Federal and California tax returns, deferred assets and liabilities are created. As of September 30, 2001 and 2000, the accompanying consolidated balance sheets reflect

F–18

no deferred tax assets. The net deferred tax assets as of September 30, 2001 and 2000 are disclosed in the table below:

	2001	2000
Deferred tax assets:
Allowance for doubtful accounts	$107,920	127,516
Vacation accrual	60,469	17,101
Net operating loss	1,671,602	858,209
Warrants	42,840	42,840
Other	31,772	21,965

Total deferred tax assets	1,914,063	1,067,631

Deferred tax liabilities:
Securitization	(673,420)	(456,290)
Other	(39,716)	—

Total deferred tax liabilities	(713,136)	(456,290)

Valuation allowance	(1,201,467)	(611,341)

Net deferred tax asset	$—	$—

        As of September 30, 2001, the Company had approximately $4.4 million and $2.0 million of federal and state net operating carryforwards, respectively, available to offset future taxable income which expire in various years through 2020.

13.
Reportable Business Segments

        The following disclosures are intended to present reportable segments consistent with how the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Presently, the Company is segregated into healthcare, banking, and retail.

        The healthcare segment consists of pre-collect services, billing services, delinquent debt recovery, and insurance claims management and is managed as a single strategic unit. The banking and retail segments focus primarily on delinquent debt recovery and are therefore managed collectively while their performance is assessed independent of one another.

        Below is a summary statement of operations for the years ended September 30, 2001 and 2000. The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. Certain assumptions are made concerning the allocations of costs between segments which may influence relative results, most notably, allocations of various types of technology, legal, recruiting and training costs. Management believes that the allocations utilized below are reasonable and consistent with the way it manages the business.

        The current year's segment information is presented on both the old and new basis of segmentation for comparison purposes only.

F–19

        For the year ended September 30, 2001:

	Recovery	Billing	Consulting	Staffing	Total
Revenue	$6,536,699	$2,672,615	$1,245,921	$3,703,509	$14,158,744
Operating expenses	4,898,328	3,031,983	940,757	2,919,024	11,790,092

Operating income (loss)	$1,638,371	$(359,368)	$305,164	$784,485	$2,368,652

Overhead & administrative expenses					3,192,993
Depreciation & amortization					888,029
Losses on portfolio receivables					241,381

Loss from operations					$(1,953,751)

        For the year ended September 30, 2001:

	Healthcare	Banking	Retail	Total
Revenues	$12,875,785	$386,835	$896,124	$14,158,744
Operating expense	10,544,631	204,962	510,356	11,259,949
Losses on portfolio receivables	—	241,381	—	241,381

Operating income (loss)	$2,331,154	$(59,508)	$385,768	2,657,414

Overhead & administrative expenses				3,723,136
Depreciation & amortization				888,029

Loss from operations				$(1,953,751)

        For the year ended September 30, 2000:

	Healthcare	Banking	Retail	Total
Revenues	$3,811,774	$731,736	$1,242,970	$5,786,480
Operating expenses	2,706,443	660,225	886,317	4,252,985
Losses on portfolio receivables		341,645		341,645

Operating income (loss)	$1,105,331	$(270,134)	$356,653	1,191,850

Overhead & administrative expenses				1,780,661
Depreciation & amortization				279,868

Loss from operations				$(868,679)

14.
Subsequent Event

        Subsequent to September 30, 2001, the Company sold its remaining portfolios and assets included in the Company's 1998 securitization. The terms of the sale included an immediate payment of $100,000 and a contingency payment of up to $350,000. The contingent payment is dependent upon the success of the buyer in collecting the portfolio and therefore, we are unable at this time to predict the timing of all or any of this payment. Collectively, the sales are not expected to have a material impact on our results of operations.

        On November 19, 2001, the Company entered into a secured line of credit, which permits borrowing up to one million dollars at the bank reference rate plus five percent. The line expires on November 18, 2002.

F–20

QuickLinks

  ITEM 1 DESCRIPTION OF BUSINESS
RISK FACTORS
  ITEM 2 DESCRIPTION OF PROPERTY
  ITEM 3 LEGAL PROCEEDINGS
  ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7 FINANCIAL STATEMENTS
  ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
  ITEM 10 EXECUTIVE COMPENSATION
  ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 13 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
REVCARE, INC. AND SUBSIDIARIES
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
REVCARE, INC. AND SUBSIDIARIES Consolidated Balance Sheets—September 30, 2001 and 2000
REVCARE, INC. AND SUBSIDIARIES Consolidated Statements of Operations For the Years Ended September 30, 2001 and 2000
REVCARE, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders' Equity For the Years Ended September 30, 2001 and 2000
REVCARE, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows For the Years Ended September 30, 2001 and 2000
REVCARE, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements September 30, 2001