Form 10-Q
period 2001-12-31
REVCARE INC
filed 2002-02-14
CIK 811510

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

REVCARE, INC.
FORM 10-QSB

INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Balance Sheet as of December 31, 2001	1
	Condensed Consolidated Statements of Operations for the three month periods ended December 31, 2001 and 2000	2
	Condensed Consolidated Statements of Cash Flows for the three month periods ended December 31, 2001 and 2000	3
	Notes to Condensed Consolidated Financial Statements	4 to 10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11 to 13
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 2.	Changes in Securities	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	14

REVCARE, INC.
AND SUBSIDIARIES

CONDENSED (UNAUDITED) CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2001

ASSETS
Accounts receivable, net of allowance for doubtful accounts of $168,398 and $251,826, respectively	$2,106,462
Property, net	3,530,720
Notes receivable from officers	100,000
Prepaid expenses and other	108,800
Goodwill, net	10,032,971

Total assets	$15,878,953

LIABILITIES AND SHAREHOLDERS' EQUITY
Bank overdraft	$115,788
Accounts payable	716,120
Collections payable	830,609
Accrued liabilities	967,893
Lines of credit	595,118
Notes payable	3,118,881
Capital lease obligations	256,293
Notes payable to related parties	4,025,000

Total liabilities	10,625,702

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Series A convertible, redeemable preferred stock, $0.001 par value, stated at $2.00 liquidation preference per share, 5,000,000 shares authorized; 345,000 shares issued and outstanding	690,000
Common stock, $0.001 par value; 55,000,000 shares authorized; 21,526,909 shares issued and outstanding	21,520
Paid-in capital	10,658,282
Accumulated deficit	(6,066,551)

5,303,251
Less common stock in treasury at cost, 33,000 shares	50,000

Total shareholders' equity	5,253,251

$15,878,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC.
AND SUBSIDIARIES

CONDENSED (UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000
REVENUES	$3,279,344	$3,415,336
OPERATING EXPENSES:
Salaries, wages and related benefits	2,518,312	2,255,265
Selling, general and administrative	1,235,023	1,169,982
Losses on portfolio receivables	—	50,154
Depreciation and amortization	247,105	216,683

	4,000,440	3,692,084

LOSS FROM OPERATIONS	(721,096)	(276,748)

OTHER INCOME (EXPENSE):
Interest expense, net	(167,852)	(113,049)
Rental operations, net	15,703	53,559

	(152,149)	(59,490)

LOSS BEFORE BENEFIT FOR INCOME TAXES	(873,245)	(336,238)
BENEFIT FOR INCOME TAXES	—	—

NET LOSS	$(873,245)	$(336,238)

Earnings per share:
Basic	$(0.04)	$(0.02)
Diluted	$(0.04)	$(0.02)
Number of shares used in computing earnings per share:
Basic	21,526,909	21,526,909
Diluted	21,526,909	21,526,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC.
AND SUBSIDIARIES

CONDENSED (UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(873,245)	$(336,238)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	247,105	216,683
Loss on sale of porfolio receivables	70,667	—
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(400,924)	(343,268)
Decrease in portfolio receivables	—	58,494
(Increase) decrease in prepaid expenses and other	(8,881)	348
Increase (decrease) in accounts payable	224,816	(158,384)
Increase (decrease) in collections payables	137,488	(24,787)
Increase (decrease) in accrued liabilities	32,898	(12,142)

Net cash used in operating activities	(570,076)	(599,294)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property	(183,244)	(18,886)
Net proceeds from sale of portfolio receivables	34,088	—

Net cash used in investing activities	(149,156)	(18,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of mortgage note payable	—	2,990,000
Net borrowings on lines of credit	487,085	—
Proceeds from note payable	350,000	—
Increase in bank overdraft	3,114	—
Principal payments on notes payable	(96,310)	(134,424)
Principal payments on capital lease obligations	(24,657)	(31,056)
Principal payments on maturity of mortgage note payable—(Sanwa)	—	(1,802,002)

Net cash provided by financing activities	719,232	1,022,518

NET INCREASE IN CASH	—	404,338
CASH, at beginning of period	—	938,660

CASH, at end of period	$—	$1,342,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001

1.
Quarterly Information

        The accompanying unaudited, condensed and consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all disclosures that would be presented in the Annual Report on Form 10-KSB of RevCare, Inc., a Nevada corporation (together with its subsidiaries, the Company). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's 2001 Annual Report on Form 10-KSB.

        The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods. The operating results are not necessarily indicative of results to be expected for the year ending September 30, 2002.

2.
Organization and Basis of Presentation

        The Company provides accounts receivable management, administration, and debt collection services primarily to healthcare providers and consumer credit issuers. The Company also has, in the past, acquired accounts receivable and other consumer obligations for its own collection portfolio. This practice was discontinued and the remaining portfolios were sold in November 2001. The Company operates primarily through wholly owned subsidiaries that serve specific industries. The Company's subsidiaries include: (i) Orange County Professional Services Inc. dba California Professional Services (OCPS), a company that provides collection services, billing services, outsourcing and temporary staffing services, and specialty consulting services primarily in the healthcare industry; (ii) Merchants Recovery Services, Inc. (MRSI), a company that primarily offers accounts receivable collection services to banks, credit unions, public utilities, and retailers; (iii) Medical Control Services, Inc. (MCSI), a collection agency servicing the health care industry; (iv) Lien Solutions, Inc. (LSI), a company that specializes in the recovery of unpaid worker's compensation claims primarily for healthcare service providers, including hospitals and doctors; (v) My Boss, Inc. dba Business Office Support Services (BOSS), a company that provides pre-collection consulting and credit monitoring services to medical providers and other businesses that extend credit; and (vi) Pacific Process Serving, Inc. (PPS), a statewide legal document process service company.

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

  c.
  Revenue Recognition

                i  Service Fees

            The Company provides collection, auditing, billing and staffing services for entities primarily in the healthcare industries for a fee. Service fees are reported as income when earned. Servicing costs are charged to expense as incurred.

                ii  Sale of Portfolio Receivables and Securitized Residual Interest

            On November 21, 2001, the company sold its portfolio receivables as well as its residual interest in the Company's 1998 securitization. The sale of the portfolios resulted in a net loss of $70,667 after the reversal of the $140,000 servicing fee accrual. This loss is reflected in the selling, general and administrative operating expense section of the consolidated statements of operations. The terms of the sale included a contingency payment of up to a maximum of $350,000. The contingent payment is dependent upon the success of the buyer in collecting the portfolio and securitized receivables and therefore, we are unable to predict the timing of all or any of this payment. The Company will recognize revenue when cash payments are received. Additionally, the Company continues to service the portfolio on an interim basis and is recognizing a servicing fee equal to 25 basis points on outstanding balances.

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

    For the quarter ended December 31, 2001, the computations of basic and diluted EPS were as follows:

	Basic EPS	Diluted EPS
Numerator—net loss	$(873,245)	$(873,245)
Denominator—weighted average shares outstanding	21,526,909	21,526,909

Loss per share	$(0.04)	$(0.04)

    For the quarter ended December 31, 2000, the computations of basic and diluted EPS were as follows:

	Basic EPS	Diluted EPS
Numerator—net loss	$(336,238)	$(336,238)
Denominator—weighted average shares outstanding	21,526,909	21,526,909

Loss per share	$(0.02)	$(0.02)

    For the quarters ended December 31, 2001 and 2000, the denominator in the diluted EPS computation was the same as the denominator for basic EPS due to the antidilutive effects of preferred stock, warrants and stock options on the Company's net loss. As of December 31, 2001 and 2000, the Company had outstanding warrants and stock options of 2,228,658 and 1,880,508, respectively, that were antidilutive.

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

  j.
  Reclassification

    Certain amounts in the accompanying 2001 financial statements have been reclassified to conform to the 2002 presentation.

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

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions. SFAS No. 140 did not have a material impact on our results of operations or financial condition

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Company does not plan to early adopt and will implement the new standard effective October 1, 2002. The impact on earnings and existing goodwill and other intangibles upon adoption which will include the elimination of goodwill amortization and may include additional goodwill impairment. As of December 31, 2001, goodwill totaled $10,032,971 and is being amortized over 20 years.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and is effective for fiscal years beginning after December 15, 2001. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of;" however, it retains the fundamental provisions of SFAS No. 121 for (i) recognition and measurement of the impairment of long-lived assets to be held and used and (ii) measurement of long-lived assets to be disposed of by sale. This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. The Company does not currently believe SFAS No. 144 will have a material impact on the Company's financial position or results of operations.

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

        Below is a summary of the OCPS acquisitions:

Fair value of tangible assets acquired	$1,317,668
Goodwill acquired	10,865,614
Liabilities assumed	(1,216,216)

Acquisition price	10,967,066
Less cash acquired	(33,396)
Less notes payable issued for acquisition	(4,200,000)

Net cash paid for acquisition	$6,733,670

        Due to a post closing adjustment, goodwill was reduced to $10,773,940 during fiscal 2001.

5.
Property

        Property consists of the following:

Land	$866,575
Building	1,540,577
Equipment and furnishings	2,418,118

4,825,270
Less—Accumulated depreciation	1,294,550

$3,530,720

6.
Intangible Assets

        Intangible assets consist of the following at December 31, 2001:

Goodwill	$10,773,940
Less—Accumulated amortization	740,969

$10,032,971

7.
Notes Payable

        On November 19, 2001, the Company entered into a secured line of credit, which permits borrowing up to one million dollars at the bank reference rate plus five percent. The line expires on November 18, 2002. The outstanding balance on this line of credit at December 31, 2001, is $487,085.

        On September 28, 2001, the Company entered into a revolving line of credit agreement with two officers of the Company. The agreement permits borrowings up to $350,000 at the bank reference rate plus one percent. The line of credit is unsecured and expires on January 2, 2003. The principal balance outstanding at December 31, 2001, is $350,000.

        Notes payable consists of a mortgage note payable to a bank of $2,934,499 of principal amount outstanding at end of quarter, secured by land and a building, due in monthly payments of $25,984, including interest at a variable rate of 2.5 percent plus the standard LIBOR, through January, 2021, at which time the entire principal balance is due and payable.

        In conjunction with the acquisition of OCPS on August 14, 2000 the Company entered into $4,200,000 of Secured Convertible Promissory Notes to shareholders and officers of OCPS, some of whom are currently employees or officers of RevCare. All of these notes bear interest at the rate of 8 percent per annum, $3,675,000 through January 2003 and $171,500 through August 2002, at which time the unpaid principal balances and all accrued and unpaid interest are due. At the option of the holder, the notes are convertible at $0.735 of any unpaid principal balance into $.001 par value common stock.

8.
Income Taxes

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

10.
Reportable Business Segments

        The following disclosures are is intended to present reportable segments consistent with how the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Presently, the Company is segregated into healthcare, banking, and retail. The healthcare segment consists of pre-collect services, billing services, delinquent debt recovery, and insurance claims management and is managed as a single strategic unit. The banking and retail segments focus primarily on delinquent debt recovery and are therefore managed collectively while their performance is assessed independent of one another.

        Below is a summary statement of operations for the years ended December 31, 2001 and 2000. The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. Certain assumptions are made concerning the allocations of costs between segments which may influence relative results, most notably, allocations of various types of technology, legal, recruiting and training costs. Management believes that the allocations utilized below are reasonable and consistent with the way it manages the business.

        For the quarter ended December 31, 2001:

	Recovery	Billing	Consulting	Staffing	Total
Revenue	$1,247,878	$748,629	$909,777	$373,060	$3,279,344
Operating expenses	991,358	868,510	515,001	297,416	2,672,285

Operating income (loss)	$256,520	$(119,881)	$394,776	$75,644	607,059

Overhead & administrative expenses					1,081,050
Depreciation & amortization					247,105
Losses on portfolio receivables					—

Loss from operations					$(721,096)

        For the quarter ended December 31, 2000:

	Recovery	Billing	Consulting	Staffing	Total
Revenue	$1,701,602	$558,551	$102,404	$1,052,779	$3,415,336
Operating expenses	1,336,150	550,564	97,057	799,151	2,782,922

Operating income (loss)	$365,452	$7,987	$5,347	$253,628	632,414

Overhead & administrative expenses					642,325
Depreciation & amortization					216,683
Losses on portfolio receivables					50,154

Loss from operations					$(276,748)

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

        The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report. Certain statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as elsewhere in this Quarterly Report on Form 10-QSB are forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, without limitation, statements using words such as "may," "potential," "expects," "believes," "estimates," "plans," "intends," "anticipates," and similar expressions. These forward-looking statements are subject to risks and uncertainties that could cause actual results to vary materially from those expressed, implied or projected by such statements. Certain factors that might cause a difference as well as other risks are detailed in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based.

Results of Operations

        The following table summarizes the revenue activities for the three months ended December 31, 2001 and 2000.

	2001	2000
Gross collections	$3,141,860	$3,647,303
Less: Remittances to holders of portfolio backed securities	—	(140,668)
Less: Clients' share of collections	(1,893,983)	(1,796,693)

Gross collection fees	1,247,877	1,709,942
Less: Fees applied to cost basis of portfolio receivables	—	(8,340)

Net collection fees	1,247,877	1,701,602
Billing fees	748,629	558,550
Staffing services	373,061	1,052,780
Special projects	909,777	102,404

Fee revenue	$3,279,344	$3,415,336

Total revenue	$3,279,344	$3,415,336

        Total gross collections decreased by $505,443, or 14%, from $3,647,303 for the three months ended December 31, 2000 to $3,141,860 for the three months ended December 31, 2001. The significant components of gross collections can be summarized into three categories: contingency collections, portfolio receivables collections, and securitization collections. Contingency collections decreased by $242,621, or 7%, from $3,384,481 for the three months ended December 31, 2000 to $3,141,860 for the three months ended December 31, 2001. Portfolio receivables collections decreased by $89,991, or 100%, from $89,991 for the three months ended December 31, 2000 to $0 for the three months ended December 31, 2001. Securitization collections decreased by $172,381, or 100%, from $172,831 for the three months ended December 31, 2000 to $0 for the three months ended December 31, 2001. The decrease noted in portfolio receivables collections as well as securitization collections was expected given the fact that both pools are static, i.e. no new receivables are being added to these pools, and the portfolios were sold in November 2001. The Company does not plan to purchase additional receivables or perform additional securitizations. The Company's current growth strategy is focused on contingency collections. By actively pursuing additional business in both of its business segments, healthcare and retail, the Company anticipates continued growth in contingency collections.

        Net collection fees recognized from gross collections decreased by $453,725, or 27%, from $1,701,602 for the three months ended December 31, 2000 to $1,247,877 for the three months ended December 31, 2001. Net fees recognized from gross collections are calculated by reducing gross collections by remittances to clients for their share of collections and by remittances to holders of portfolio backed securities. As a percentage of gross collections, remittances to clients for their share of collections increased 5%. Remittances to holders of portfolio backed securities decreased for the three months ended December 31, 2001. As discussed above, the decrease was expected and due to the static nature of the securitized receivables and the portfolios being sold.

        Total revenue decreased by $135,992, or 4%, from $3,415,336 for the three months ended December 31, 2000 to $3,279,344 for the three months ended December 31, 2001. Total revenue is calculated by adding fees for services to net collection fees. Net collection fees result from gross collections fees reduced by fees applied to cost basis of portfolio receivables. These applied fees decreased by 100% due to the sale of the portfolio receivables. The Company sold the portfolio receivables during the three months ended December 31, 2001.

        In the first quarter of fiscal 1999, the Company adopted an acquisition strategy designed to expand its knowledge base and servicing capacity through selective acquisitions of established accounts receivable management organizations as well as continued internal expansion of its existing core businesses. Throughout the remainder of fiscal 2000, fiscal 2001and into the first quarter of fiscal 2002, the Company maintained an infrastructure designed to immediately accommodate growth. As discussed below, some of the operating expense increases can be attributed to the execution of this strategic plan.

        Operating expenses increased by $308,356, or 8%, from $3,692,084 for the three months ended December 31, 2000 to $4,000,440 for the three months ended December 31, 2001. The significant components of this increase are discussed below. These expenses may increase during the following months as we execute our business plan.

        Salaries, wages and related benefits increased by $263,047, or 12%, from $2,255,265 for the three months ended December 31, 2000 to $2,518,312 for the three months ended December 31, 2001. This increase was caused by the acquisitions completed August 14, 2000, growth in the Company's billing and collecting staff as well as specific growth to the Company's management team.

        Selling, general and administrative expenses increased by $65,041, or 6%, from $1,169,982 for the three months ended December 31, 2000 to $1,235,023 for the three months ended December 31, 2001. This increase is principally attributable to the same factors referenced in the preceding paragraph.

        Depreciation expense increased 41% over the same period last year principally due to the assets acquired in the acquisitions, an increase in the rate of technology upgrades and furniture purchases made by the Company during the past year. Depreciation expense is expected to increase in the near future due to the implementation of certain technology initiatives that the Company is pursuing.

        Amortization expense increased to $132,240 due to amortization of the goodwill booked with the acquisitions completed August 14, 2000. It should remain constant for the foreseeable future.

        Interest expense increased to $167,853 for the three months ended December 31, 2001 from $113,049 for the three months ended December 31, 2000. This 48% increase is the result of an increase in net borrowings during the period and interest on notes payable to related parties.

        Net income from rental operations decreased by $37,856, or 71%, from $50,859 for the three months ended December 31, 2000 to $15,703 for the three months ended December 31, 2001. This decrease is directly attributable to the displacement of tenants due to company growth.

Liquidity and Capital Resources

        Historically, we have financed our operations through cash flows generated by operations and borrowings from credit facilities that are in place. Capital expenditures and investments in new technology have been primarily financed through non-cancelable capital leases, which expire at various times through fiscal year 2006 and have a remaining balance of $256,293 at December 31, 2001. The Company currently has outstanding long-term debt with a financial institution totaling $2,934,499 secured by real estate that carries a variable interest rate starting at 8.4% per annum and is due in January 2021. This refinancing loan was closed on December 19, 2000.

        Cash at December 31, 2001 was unchanged from September 30, 2001, which was the result of $570,076 used in operating activities, $149,156 used in investing activities, and $719,232 from financing activities.

        Assuming revenues are maintained at or above the level of fiscal 2001, management believes that its existing cash balances, combined with anticipated cash flow from operations, will be sufficient to meet its cash requirements through the end of fiscal 2002. In the event that cash flow from operations is less than that anticipated and the Company is unable to obtain cash from any of the above potential sources, in order to preserve cash, the Company would be required to reduce expenditures as well as its corporate infrastructure, either of which could have a material adverse affect on the Company's future operations.

Recent Events

Management Changes

        None

Recent Accounting Pronouncements

        See footnote 3 in the accompanying financial statement.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Not Applicable

Item 2. Changes in Securities

        Not Applicable

Item 3. Defaults Upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable

Item 5. Other Information

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVCARE, INC.
Date: February 14, 2002	By:	/s/ MANUEL OCCIANO Manuel Occiano Chief Executive Officer
	By:	/s/ FRED MCGEE Fred McGee Chief Financial Officer

QuickLinks

REVCARE, INC. FORM 10-QSB INDEX
REVCARE, INC. AND SUBSIDIARIES CONDENSED (UNAUDITED) CONSOLIDATED BALANCE SHEET DECEMBER 31, 2001
REVCARE, INC. AND SUBSIDIARIES CONDENSED (UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000
REVCARE, INC. AND SUBSIDIARIES CONDENSED (UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000
REVCARE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001
  Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES