Form 10QSB
period 2002-03-31
REVCARE INC
filed 2002-05-15
CIK 811510

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 25, 2002 the issuer had 21,526,909 shares of common stock outstanding.

        Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

REVCARE, INC.
FORM 10-QSB

INDEX

			Page
PART I.	FINANCIAL INFORMATION
	Item 1.	Condensed Consolidated Balance Sheet as of March 31, 2002	1
		Condensed Consolidated Statements of Operations for the six month periods ended March 31, 2002 and 2001	2
		Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2002 and 2001	3
		Condensed Consolidated Statements of Cash Flows for the six month periods ended March 31, 2002 and 2001	4
		Notes to Condensed Consolidated Financial Statements	5 to 11
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12 to 14
PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	15
	Item 2.	Changes in Securities	15
	Item 3.	Defaults Upon Senior Securities	15
	Item 4.	Submission of Matters to a Vote of Security Holders	15
	Item 5.	Other Information	15
	Item 6.	Exhibits and Reports on Form 8-K	15

REVCARE, INC.
AND SUBSIDIARIES

CONDENSED (UNAUDITED) CONSOLIDATED BALANCE SHEET

March 31, 2002

ASSETS
Cash	$78,301
Accounts receivable, net of allowance for doubtful accounts of $128,324	2,372,432
Property, net	3,440,561
Note receivable from officer	100,000
Prepaid expenses and other	133,426
Goodwill, net	9,900,732

Total assets	$16,025,452

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$954,243
Collections payable	1,296,101
Accrued liabilities	1,120,040
Lines of credit	684,079
Notes payable	3,034,460
Capital lease obligations	231,173
Notes payable to related parties	4,025,000

Total liabilities	11,345,096

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Series A convertible, redeemable preferred stock, $0.001 par value, stated at $2.00 liquidation preference per share, 5,000,000 shares authorized; 345,000 shares issued and outstanding	690,000
Common stock, $0.001 par value; 55,000,000 shares authorized; 21,526,909 shares issued and outstanding	21,520
Paid-in capital	10,658,282
Accumulated deficit	(6,639,446)

4,730,356
Less common stock in treasury at cost, 33,000 shares	50,000

Total shareholders' equity	4,680,356

$16,025,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC.
AND SUBSIDIARIES

CONDENSED (UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

	2002	2001
REVENUES	$6,889,246	$6,916,622
OPERATING EXPENSES:
Salaries, wages and related benefits	5,173,053	5,429,256
Selling, general and administrative	2,355,814	1,854,185
Losses on portfolio receivables	—	111,983
Depreciation and amortization	493,486	434,025

	(8,022,353)	7,829,449

LOSS FROM OPERATIONS	(1,133,107)	(912,827)

OTHER INCOME (EXPENSE):
Interest expense, net	(340,184)	(241,210)
Rental operations, net	45,236	77,552

	(294,948)	(163,658)

LOSS BEFORE BENEFIT FOR INCOME TAXES	(1,428,055)	(1,076,485)
BENEFIT FOR INCOME TAXES	(18,085)	(8,800)

NET LOSS	$(1,446,140)	$(1,085,285)

Earnings per share:
Basic	$(0.07)	$(0.05)
Diluted	$(0.07)	$(0.05)
Number of shares used in computing earnings per share:
Basic	21,526,909	21,526,909
Diluted	21,526,909	21,526,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC.
AND SUBSIDIARIES

CONDENSED (UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

	2002	2001
REVENUES	$3,609,902	$3,501,286
OPERATING EXPENSES:
Salaries, wages and related benefits	2,661,111	2,762,683
Selling, general and administrative	1,120,791	1,127,036
Losses on portfolio receivables	—	61,829
Depreciation and amortization	246,381	217,342

	4,028,283	4,168,890

LOSS FROM OPERATIONS	(418,381)	(667,604)

OTHER INCOME (EXPENSE):
Interest expense, net	(172,332)	(105,436)
Rental operations, net	29,533	23,993

	(142,799)	(81,443)

LOSS BEFORE BENEFIT FOR INCOME TAXES	(561,180)	(749,047)
BENEFIT FOR INCOME TAXES	(11,713)	—

NET LOSS	$(572,893)	$(749,047)

Earnings per share:
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)
Number of shares used in computing earnings per share:
Basic	21,526,909	21,526,909
Diluted	21,526,909	21,526,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC.
AND SUBSIDIARIES

CONDENSED (UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,446,140)	$(1,085,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	493,486	434,025
Loss on sale of portfolio receivables	70,667	—
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(666,894)	(450,636)
Decrease in portfolio receivables	—	129,196
(Increase) decrease in prepaid expenses and other	(33,507)	94,470
Increase (decrease) in accounts payable	462,939	(59,614)
Increase in collections payables	602,980	272,503
Increase in accrued liabilities	185,045	197,327

Net cash used in operating activities	(331,424)	(468,014)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property	(207,227)	(156,869)
Net proceeds from sale of portfolio receivables	34,088	—

Net cash used in investing activities	(173,139)	(156,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of mortgage note payable	—	2,990,000
Net borrowings on lines of credit	593,233	—
Proceeds from note payable	350,000	—
Decrease in bank overdraft	(112,674)	—
Principal payments on notes payable	(197,918)	(261,595)
Principal payments on capital lease obligations	(49,777)	(63,312)
Principal payments on maturity of mortgage note payable—(Sanwa)	—	(1,802,002)

Net cash provided by financing activities	582,864	863,091

NET INCREASE (DECREASE) IN CASH	78,301	(238,208)
CASH, at beginning of period	—	938,660

CASH, at end of period	$78,301	$1,176,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

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

    On November 21, 2001, the Company sold its portfolio receivables as well as its residual interest in the Company's 1998 securitization. The sale of the portfolios resulted in a net loss of $70,667 after the reversal of the $140,000 servicing fee accrual. This loss is reflected in the selling, general and administrative operating expense section of the consolidated statements of operations. The terms of the sale included a contingency payment of up to a maximum $350,000. The contingent payment is dependent upon the success of the buyer in collecting the portfolio and securitized receivables and therefore, we are unable to predict the timing of all or any of this payment. The Company will recognize revenue when cash payments are received.

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

        For the quarter ended March 31, 2002, the computations of basic and diluted EPS were as follows:

	Basic EPS	Diluted EPS
Numerator—net loss	$(572,893)	$(572,893)
Denominator—weighted average shares outstanding	21,526,909	21,526,909

Loss per share	$(0.03)	$(0.03)

        For the quarter ended March 31, 2001, the computations of basic and diluted EPS were as follows:

	Basic EPS	Diluted EPS
Numerator—net loss	$(749,047)	$(749,047)
Denominator—weighted average shares outstanding	21,526,909	21,526,909

Loss per share	$(0.03)	$(0.03)

        For the quarters ended March 31, 2002 and 2001, the denominator in the diluted EPS computation was the same as the denominator for basic EPS due to the antidilutive effects of preferred stock, warrants and stock options on the Company's net loss. As of March 31, 2002 and 2001, the Company had outstanding warrants and stock options of 2,228,658 and 2,290,608, respectively, that were antidilutive.

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

        In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions. SFAS No. 140 did not have a material impact on our results of operations or financial condition

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Company did not early adopt and will implement the new standard effective October 1, 2002. The impact on earnings and existing goodwill and other intangibles upon adoption will include the elimination of goodwill amortization and may include additional goodwill impairment. As of March 31, 2002, goodwill totaled $9,900,732 and is being amortized over 20 years.

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

        Below is a summary of the OCPS acquisitions:

Fair value of tangible assets acquired	$1,317,668
Goodwill acquired	10,865,614
Liabilities assumed	(1,216,216)

Acquisition price	10,967,066
Less cash acquired	(33,396)
Less notes payable issued for acquisition	(4,200,000)

Net cash paid for acquisition	$6,733,670

        Due to a post closing adjustment, goodwill was reduced to $10,773,940 during fiscal 2001.

5.    Property

        Property consists of the following at March 31, 2002:

Land	$866,575
Building	1,540,577
Equipment and furnishings	2,442,101

4,849,253
Less—Accumulated depreciation	1,408,692

$3,440,561

6.    Intangible Assets

        Intangible assets consist of the following at March 31, 2002:

Goodwill	$10,773,940
Less—Accumulated amortization	873,208

$9,900,732

7.    Notes Payable and Lines of Credit

        On November 19, 2001, the Company entered into a secured line of credit, which permits borrowing up to one million dollars at the bank reference rate plus five percent. The line expires on November 18, 2002. The outstanding balance on this line of credit at March 31, 2002 is $593,233.

        On September 28, 2001, the Company entered into a revolving line of credit agreement with two officers of the Company. The agreement permits borrowings up to $350,000 at the bank reference rate plus one percent. The line of credit is unsecured and expires on January 2, 2003. The principal balance outstanding at March 31, 2002 is $350,000.

        Notes payable consists of a mortgage note payable to a bank of $2,918,075 of principal amount outstanding at March 31, 2002, secured by land and a building, due in monthly payments of $25,984, including interest at a variable rate of 2.5 percent plus the standard LIBOR, through January, 2021, at which time the entire principal balance is due and payable.

        In conjunction with the acquisition of OCPS on August 14, 2000 the Company entered into $3,675,000 of Secured Convertible Promissory Notes to shareholders and officers of OCPS, some of whom are currently employees or officers of RevCare. All of these notes bear interest at the rate of 8 percent per annum with $171,500 maturing in August 2002 with the remaining balance maturing in January 2003, at which time the unpaid principal balances and all accrued and unpaid interest are due. At the option of the holder, the notes are convertible at $0.735 of any unpaid principal balance into $.001 par value common stock.

        The Company has a line of credit, which permits borrowings up to a maximum of $300,000 at the bank's reference rate plus two percent (8 percent at September 30, 2001). The line of credit expires on May 1, 2003. At March 31, 2002 borrowings on the line totaled $90,846. Borrowings are secured by substantially all the assets of OCPS, including accounts receivable and equipment, as well as guaranteed by principal owner of OCPS.

        Convertible note payable to an individual of $116,385 of principal and interest outstanding at March 31, 2002, due in monthly installments through August 2002. Interest on the note payable is at 8 percent per annum. At the option of the holder, the note is convertible at $0.735 of any unpaid principal balance into $.001 par value common stock.

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

10.    Reportable Business Segments

        The following disclosures are intended to present reportable segments consistent with how the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Presently, the Company is segregated into four divisions which are as follows:

  Physician Services

        This division provides receivable management services to physician service organizations. While the bulk of the services primarily relate to Practice Support services, this division has also provided consulting services relating to regulatory compliance as well as education and training of physicians with respect to applicable regulatory matters. Practice support services generally include coding, billings, collections and financial reporting of revenue transactions incurred by physician service organization clients. Fees generated from practice support services are either fixed fee arrangements or a percentage of the volume of revenues managed on behalf of the clients. Hourly or per-diem rates for Training and Consulting service fees are determined based on the nature of the engagement.

  Recovery

        This division provides pre-delinquent and delinquent collection services primarily for hospital organizations, financial institutions, and retail organizations. This division specializes on direct collections from patients or consumers. Clients pay the company a percentage of the amounts collected as fees for this service.

  Reimbursement Solutions

        This division specializes on auditing, re-billing, and follow-up collections of reimbursable costs due to hospital organizations from third party payors which, include among others, Medicare, MediCal, HMO's, and health insurance organizations. Fees for these services vary from fixed fee arrangements, pre-determined hourly rates, to percentage of revenues generated on behalf of the clients.

  Temporary Staffing

        This division specializes on providing temporary staffing to hospital organizations and physician service organizations. Temporary staffing provided to its clients can include administrative, financial, as well as clinical and operational personnel.

        Below is a summary statement of operations for the quarters ended March 31, 2002 and 2001. The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. Certain assumptions are made concerning the allocations of costs between segments that may influence relative results, most notably, allocations of various types of technology, legal, recruiting and training costs. Management believes that the allocations utilized below are reasonable and consistent with the way it manages the business.

For the quarter ended March 31, 2002:

	Recovery		Physician Services		Reimbursement Solutions		Temporary Staffing		Total
Revenue	$1,387,642	100%	$786,805	100%	$1,049,346	100%	$386,109	100%	$3,609,902	100%
Direct Labor	550,180	40%	480,061	61%	384,266	37%	263,355	68%	1,677,862	46%
Indirect Labor	236,799	17%	186,367	24%	100,847	10%	34,146	9%	558,159	15%
Other Expenses	233,903	17%	194,893	25%	157,243	15%	34,060	9%	620,099	17%

Total Expenses	1,020,882	74%	861,321	109%	642,356	61%	331,561	86%	2,856,120	79%
Operating income (loss)	$366,760	26%	$(74,516)	(9)%	$406,990	39%	$54,548	14%	$753,782	21%

Overhead & administrative expenses									(925,782)
Depreciation & amortization									(246,381)

Loss from Operations									$(418,381)

For the quarter ended March 31, 2001:

	Recovery		Physician Services		Reimbursement Solutions		Temporary Staffing		Total
Revenue	$1,506,538	100%	$635,440	100%	$388,829	100%	$970,479	100%	$3,501,286	100%
Direct Labor	504,189	33%	294,816	46%	144,660	37%	745,135	77%	1688,800	48%
Indirect Labor	311,820	21%	145,102	23%	34,350	9%	39,547	4%	530,819	15%
Other Expenses	357,440	24%	217,997	34%	51,153	13%	55,227	6%	681,817	19%

Total Expenses	1,173,449	78%	657,915	104%	230,163	59%	839,909	87%	2,901,436	83%
Operating income (loss)	$333,089	22%	$(22,475)	(4)%	$158,666	41%	$130,570	13%	$599,850	17%

Overhead & administrative expenses									(988,283)
Depreciation & amortization									(217,342)
Losses on portfolio receivables									(61,829)

Loss from Operations									$(667,604)

12

For the six months ended March 31, 2002:

	Recovery		Physician Services		Reimbursement Solutions		Temporary Staffing		Total
Revenue	$2,635,519	100%	$1,535,434	100%	$1,959,123	100%	$759,170	100%	$6,889,246	100%
Direct Labor	1,085,553	41%	965,520	63%	690,150	35%	521,064	69%	3,262,287	47%
Indirect Labor	480,770	18%	364,534	24%	199,783	10%	50,056	7%	1,095,143	16%
Other Expenses	445,918	17%	398,174	26%	265,474	14%	61,410	8%	1,170,976	17%

Total Expenses	2,012,241	76%	1,728,228	113%	1,155,407	59%	632,530	83%	5,528,406	80%
Operating income (loss)	$623,278	24%	$(192,794)	(13)%	$803,716	41%	$126,640	17%	$1,360,840	20%

Overhead & administrative expenses									(2,000,461)
Depreciation & amortization									(493,486)

Loss from Operations									$(1,133,107)

        For the six months ended March 31, 2001:

	Recovery		Physician Services		Reimbursement Solutions		Temporary Staffing		Total
Revenue	$3,086,462	100%	$1,193,991	100%	$612,911	100%	$2,203,258	100%	$6,916,622	100%
Direct Labor	1,063,754	34%	625,884	52%	279,277	46%	1,471,790	73%	3,440,705	50%
Indirect Labor	602,842	20%	198,916	17%	69,745	11%	65,855	3%	937,358	14%
Other Expenses	734,222	24%	383,455	32%	88,143	14%	100,476	5%	1,306,296	19%

Total Expenses	2,400,449	78%	1,208,255	101%	437,165	71%	1,638,121	81%	5,684,359	82%
Operating income (loss)	$685,644	22%	$(14,264)	(1)%	$175,746	29%	$385,137	19%	$1,232,263	18%

Overhead & administrative expenses									(1,599,082)
Depreciation & amortization									(434,025)
Losses on portfolio receivables									(111,983)

Loss from Operations									$(912,827)

13

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        RevCare, Inc. (RevCare) is one of the leading providers of revenue cycle management services in California, Nevada and Hawaii. We have combined the experience and knowledge of seven entities to form one unit that has the capability of providing integrated revenue management services. We now have the ability to provide all services required by our healthcare clients to manage all phases of their revenue cycle, which include physician and hospital billing, non-delinquent and delinquent receivable collections, reimbursement maximization projects, temporary staffing and outsourcing and litigation management services. While most of our services are focused on the healthcare industry, we also provide national receivable management services to certain non-healthcare companies in the financial services, auto and retail industries. Our clients in these industries primarily utilize our delinquent debt recovery and litigation management services.

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

  Result of Operations:

        The following table summarizes the results of our operating units for the quarters ended March 31, 2002 and 2001:

For the quarter ended March 31, 2002:

	Recovery		Physician Services		Reimbursement Solutions		Temporary Staffing		Total
Revenue	$1,387,642	100%	$786,805	100%	$1,049,346	100%	$386,109	100%	$3,609,902	100%
Direct Labor	550,180	40%	480,061	61%	384,266	37%	263,355	68%	1,677,862	46%
Indirect Labor	236,799	17%	186,367	24%	100,847	10%	34,146	9%	558,159	15%
Other Expenses	233,903	17%	194,893	25%	157,243	15%	34,060	9%	620,099	17%

Total Expenses	1,020,882	74%	861,321	109%	642,356	61%	331,561	86%	2,856,120	79%
Operating income (loss)	$366,760	26%	$(74,516)	(9)%	$406,990	39%	$54,548	14%	$753,782	21%

Overhead & administrative expenses									(925,782)
Depreciation & amortization									(246,381)

Loss from Operations									$(418,381)

For the quarter ended March 31, 2001:

	Recovery		Physician Services		Reimbursement Solutions		Temporary Staffing		Total
Revenue	$1,506,538	100%	$635,440	100%	$388,829	100%	$970,479	100%	$3,501,286	100%
Direct Labor	504,189	33%	294,816	46%	144,660	37%	745,135	77%	1688,800	48%
Indirect Labor	311,820	21%	145,102	23%	34,350	9%	39,547	4%	530,819	15%
Other Expenses	357,440	24%	217,997	34%	51,153	13%	55,227	6%	681,817	19%

Total Expenses	1,173,449	78%	657,915	104%	230,163	59%	839,909	87%	2,901,436	83%
Operating income (loss)	$333,089	22%	$(22,475)	(4)%	$158,666	41%	$130,570	13%	$599,850	17%

Overhead & administrative expenses									(988,283)
Depreciation & amortization									(217,342)
Losses on portfolio receivables									(61,829)

Loss from Operations									$(667,604)

Recovery Operations:

        The following summarizes the collections activities in our Recovery Operations for the quarters ended March 31, 2002 and March 31, 2001:

	2002	2001
Gross collections	$3,439,370	$3,469,564
Less: Remittances to holders of
portfolio backed securities	—	(121,390)
Less: Clients' share of collections	(2,051,728)	(1,954,441)
Gross collection fees	1,387,642	1,393,733
Less: Fees applied to cost basis of portfolio receivables	—	(8,873)
Net collection fees	1,387,642	1,384,860

        Total gross collections decreased by $30,194 or 1%, from $3,469,564 for the three months ended March 31, 2001 to $3,439,370 for the three months ended March 31, 2002. The decrease primarily relates to the Company's execution of its plan to discontinue its business involving the purchase and collection of aged accounts receivable portfolios. In November 2001 the Company completed the sale of all the aged receivable portfolios it purchased and owned. Concurrent with that sale was the termination of the collection services agreement for certain securitized portfolios. Collections earned from these portfolios amounted to $269,129 for the three months ended March 31, 2001 and 0 for the three months ended March 31, 2002. Pursuant to its strategic plan, the Company does not intend to engage in purchasing and owning portfolios of aged receivables.

        Gross collections from receivables that the Company manages on behalf of fee-for-service clients showed an increase of approximately $121,000 for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. The increase resulted from increases in receivables managed for healthcare organizations as a result of new contracts.

        Direct Labor as a percentage of net fees increased 7% between the two periods due to additions to the healthcare collection staff as a result of increases in receivable managed due to new contracts. Labor costs as a percentage of fees generated will generally be lower during the installation phases of the contract or the training phase of new employees. Indirect labor cost as a percentage of revenues decreased approximately 4% due to favorable improvement in supervisor to staff ratios during the current period as compared to the same period last year. Other operating costs decreased by 7% primarily due to improved monitoring of the major operating costs such as postage and consumer credit information, among others. The combination of these changes resulted in the increase in this segment's operating income of $33,671 during the three-month period ended March 31, 2002 as compared to the same period in 2001.

Physician Services

        Fees received for services to Physician Service Organizations increased to $786,805 or 24% for the three month period ended March 31, 2002 as compared to $635,440 for the same period in 2001 due to installation of new contracts in this segment. Direct labor as a percentage of fees generated increased 15% between the periods due to increases in the number of billing and coding staff required to support increasing volume of billing and coding projects resulting from new contracts installed in this segment. Indirect labor and other operating expenses as a percentage of fees generated decreased primarily due to improved utilization of these fixed costs as a result of increasing volume of business in this segment.

Reimbursement Solution

        Pursuant to the Company's strategic plan to immediately develop this segment, much of the initial marketing efforts focused on signing new engagements in this segment. As a result, fees generated during the three months ended March 31, 2002 increased by $1,049,346 or 170% for the three months ended March 31, 2002 as compared to $388,829 for the three months ended March 31, 2001. All of the cost components as a percentage of sales generated in this segment remained relatively unchanged between the comparable periods. Additional costs required to install new contracts during the current quarter has been mitigated by stabilized costs structures realized from contracts installed during the previous quarters.

Staffing

        In June 2001, the Company executed certain measures to restructure the policies and procedures of this segment in anticipation of stricter requirements that the Company's clients might impose on companies providing temporary staffing to healthcare organizations with respect to the protection and dissemination of patient information. Such measures include, among other things, background investigations and elevation of employee standards which is applied to current and future staff in this segment. As a result, the Company displaced certain number of staff available for placement during the previous quarters. Displaced staff members are currently being replaced with those who conform to new standards. These measures resulted in a decrease in revenues in this segment to $386,109 or 60% during the three months ended March 31, 2002 as compared to $970,479 for the three months ended March 31, 2001. Direct labor as a percentage of fees generated decreased 9% primarily due to improved monitoring of time reporting practices by staff placed on various clients. This decrease mitigated some of the increases in indirect labor resulting from the hiring of more qualified management personnel to manage this segment. The Company believes that the execution of these measures allow the Company to grow this segment with the appropriate quality standards that will be demanded by its clients.

Corporate and Administrative Expenses

        General and Administrative expenses as a percentage of total fees generated decreased to 25% or $925,782 during the three months ended March 31, 2002 as compared to 28% or $988,282 for the three quarters ended March 31,2001. The decrease is primarily attributed to lower costs paid to outside consultants and legal advisors during the three months ended March 31, 2002 as compared to the same period in 2001.

        Depreciation expense increased 40% over the same period last year principally due to the assets acquired, an increase in the rate of technology upgrades and furniture purchases made by the Company during the past year. Depreciation expense is expected to increase in the near future due to the implementation of certain technology initiatives that the Company is pursuing.

        Amortization expense decreased to $132,240 for the three months ended March 31, 2002 from $135,820 for the three months ended March 31, 2001, due to amortization of goodwill, after a post closing entry, booked with the acquisitions completed August 14, 2000. It should remain constant for the rest of the year ending September 30, 2002.

        Interest expense increased to $173,332 for the three months ended March 31, 2002 from $105,436 for the three months ended March 31, 2001. This 64% increase is the result of an increase in net borrowings during the period and interest on notes payable to related parties.

        Net income from rental operations increased by $5,540, or 23%, from $23,993 for the three months ended March 31, 2001 to $29,533 for the three months ended March 31, 2002.

        The following table summarizes the results of our operating units for the six months ended March 31, 2002 and 2001:

For the six months ended March 31, 2002:

	Recovery		Physician Services		Reimbursement Solutions		Temporary Staffing		Total
Revenue	$2,635,519	100%	$1,535,434	100%	$1,959,123	100%	$759,170	100%	$6,889,246	100%
Direct Labor	1,085,553	41%	965,520	63%	690,150	35%	521,064	69%	3,262,287	47%
Indirect Labor	480,770	18%	364,534	24%	199,783	10%	50,056	7%	1,095,143	16%
Other Expenses	445,918	17%	398,174	26%	265,474	14%	61,410	8%	1,170,976	17%

Total Expenses	2,012,241	76%	1,728,228	113%	1,155,407	59%	632,530	83%	5,528,406	80%
Operating income (loss)	$623,278	24%	$(192,794)	(13)%	$803,716	41%	$126,640	17%	$1,360,840	20%

Overhead & administrative expenses									(2,000,461)
Depreciation & amortization									(493,486)

Loss from Operations									$(1,133,107)

  For the six months ended March 31, 2001:

	Recovery		Physician Services		Reimbursement Solutions		Temporary Staffing		Total
Revenue	$3,086,462	100%	$1,193,991	100%	$612,911	100%	$2,203,258	100%	$6,916,622	100%
Direct Labor	1,063,754	34%	625,884	52%	279,277	46%	1,471,790	73%	3,440,705	50%
Indirect Labor	602,842	20%	198,916	17%	69,745	11%	65,855	3%	937,358	14%
Other Expenses	734,222	24%	383,455	32%	88,143	14%	100,476	5%	1,306,296	19%

Total Expenses	2,400,449	78%	1,208,255	101%	437,165	71%	1,638,121	81%	5,684,359	82%
Operating income (loss)	$685,644	22%	$(14,264)	(1)%	$175,746	29%	$385,137	19%	$1,232,263	18%

Overhead & administrative expenses									(1,599,082)
Depreciation & amortization									(434,025)
Losses on portfolio receivables									(111,983)

Loss from Operations									$(912,827)

Recovery Operations:

        The following summarizes the collections activities in our Recovery Operations for the six months ended March 31, 2002 and March 31, 2001:

	2002	2001
Gross collections	$6,581,230	$7,116,867
Less: Remittances to holders of portfolio backed securities	—	(262,058)
Less: Clients' share of collections	(3,945,711)	(3,751,134)

Gross collection fees	2,635,519	3,103,675
Less: Fees applied to cost basis of portfolio receivables	—	(17,213)

Net collection fees	2,635,519	3,086,462

        Total gross collections decreased by $535,637 or 8%, from $7,116,867 for the six months ended March 31, 2001 to $6,581,230 for the six months ended March 31, 2002. The decrease primarily relates to the Company's execution of its plan to discontinue its business involving the purchase and collection of aged accounts receivable portfolios. In November 2001 the Company completed the sale of all the aged receivable portfolios it purchased and owned. Concurrent with that sale was the termination of the collection services agreement for certain securitized portfolios. Collections earned from these portfolios amounted to $531,951 for the six months ended March 31, 2001 and 0 for the six months ended March 31, 2002. Pursuant to its strategic plan, the Company does not intend to engage in purchasing and owning portfolios of aged receivables.

        Gross collections from receivables that the Company manages on behalf of fee-for-service clients showed an decrease of $3,686 or 0% for the six months ended March 31, 2002 as compared to the six ended March 31, 2001. The increase resulted from increases in receivables managed for healthcare organizations as a result of new contracts.

        Direct Labor as a percentage of net fees increased 7% between the two periods due to additions to the healthcare collection staff as a result of increases in receivable managed due to new contracts. Labor costs as a percentage of fees generated will generally be lower during the installation phases of the contract or the training phase of new employees. Indirect labor cost as a percentage of revenues decreased approximately 2% due to favorable improvement in supervisor to staff ratios during the current period as compared to the same period last year. Other operating costs decreased by 7% primarily due to improved monitoring of the major operating costs such as postage and consumer credit information among others. The combination of these changes resulted in the increase in this segment's operating income to $685,644 or 24% of fees generated during the six month period ended March 31,2002 as compared to $623,278 or 22% of fees generated for the same period in 2001.

        Physician Services

        Fees received for services to Physician Service Organizations increased to $1,535,434 or 29% for the six month period ended March 31, 2002 as compared to $1,193,991 for the same period in 2001 due to installation of new contracts in this segment. Direct labor as a percentage of fees generated increased 11% between the periods due to increases in the number of billing and coding staff required to support increasing volume of billing and coding projects resulting from new contracts installed in this segment. Indirect labor increased from 17% to 24% of fees generated primarily due to the additions of experienced coders and billing supervisors to accommodate the growth. Other operating expenses as a percentage of fees generated decreased primarily due to improved utilization of these fixed costs as a result of increasing volume of business in this segment.

Reimbursement Solution

        Pursuant to the Company's strategic plan to immediately develop this segment, much of the initial marketing efforts focused on signing new engagements in this segment. As a result, fees generated during the six months ended March 31, 2002 increased to $1,959,123 or 220% for the six months ended March 31, 2002 as compared to $612,911 for the six months ended March 31, 2001. Direct labor as a percentage of fees generated decreased from 46% to 35% primarily due to improved supervision and accounts processes implemented by this segment's new management staff who were hired in September 2001. All of the other cost components as a percentage of sales generated in this segment remained relatively unchanged between the comparable periods.

        Staffing

        In June 2001, the Company executed certain measures to restructure the policies and procedures of this segment in anticipation of stricter requirements that the Company's clients might impose on companies providing temporary staffing to healthcare organizations with respect to the protection and dissemination of patient information. Such measures include, among other things, background investigations and elevation of employee standards which is applied to current and future staff in this segment. As a result, the Company displaced certain number of staff available for placement during the previous quarters. Displaced staff members are currently being replaced with those who conform to new standards. These measures resulted in a decrease in revenues in this segment to $759,170 or 62% during the six months ended March 31, 2002 as compared to $2,023,258 for the six months ended March 31, 2001. Direct labor as a percentage of fees generated decreased 4% primarily due to improved monitoring of time reporting practices by staff placed on various clients. This decrease mitigated some of the increases in indirect labor resulting from the hiring of more qualified management personnel to manage this segment. The Company believes that the execution of these measures allow the Company to grow this segment with the appropriate quality standards that will be demanded by its clients.

        Corporate and Administrative Expenses

        General and Administrative expenses as a percentage of total fees generated increased to 29% or $2,000,461 during the six months ended March 31, 2002 as compared to 23% or $1,599,082 for the six months ended March 31,2001. The percentage increase was primarily caused by the significant decrease in fee volume during the current six-month period which was largely caused by the decrease in temporary staffing revenues. The Company, however, continued to invest in additional infrastructure to pursue its marketing and strategic objectives. These additions primarily relate to training, technology, and sales and marketing personnel, among others, which collectively accounted for approximately $301,000 in additional salaries and benefits over the six-month period ended March 31, 2002. Most of these additions were incurred during the first quarter of the current period. There were no increases in base salaries nor bonuses granted to any of the Company personnel during the comparable six-month periods. This increase in salaries and benefits of additional personnel accounted for approximately 75% of the total increase of approximately $401,000 during the six-month period ended March 31, 2002 as compared to the same period last year.

        Depreciation expense increased 40% over the same period last year principally due to the assets acquired, an increase in the rate of technology upgrades and furniture purchases made by the Company during the past year. Depreciation expense is expected to increase in the near future due to the implementation of certain technology initiatives that the Company is pursuing.

        Amortization expense decreased to $264,480 for the six months ended March 31, 2002 from $270,796 for the six months ended March 31, 2001, due to amortization of goodwill, after a post closing entry, booked with the acquisitions completed August 14, 2000. It should remain constant for the rest of the year ending September 30, 2002.

        Interest expense increased to $340,184 for the six months ended March 31, 2002 from $241,210 for the six months ended March 31, 2001. This 41% increase is the result of an increase in net borrowings during the period and interest on notes payable to related parties.

        Net income from rental operations decreased by $32,316, or 42%, from $77,552 for the six months ended March 31, 2001 to $45,236 for the six months ended March 31, 2002. This decrease is directly attributable to the displacement of tenants due to company growth.

Liquidity and Capital Resources

        Historically, we have financed our operations through cash flows generated by operations and borrowings from credit facilities that are in place. Capital expenditures and investments in new technology have been primarily financed through non-cancelable capital leases, which expire at various times through fiscal year 2006 and have a remaining balance of $231,173 at March 31, 2002. The Company currently has outstanding long-term debt with a financial institution totaling $2,918,075 secured by real estate that carries a variable interest rate starting at 8.4% per annum and is due in January 2021.

        Cash at March 31, 2002 increased by $78,301, which was the result of $331,424 used in operating activities, $173,139 used in investing activities, and $582,864 provided by financing activities.

        Assuming revenues are maintained at or above the level of fiscal 2001, management believes that its existing cash balances, combined with anticipated cash flow from operations and current lines of credit, will be sufficient to meet its cash requirements through the end of fiscal 2002. In the event that cash flow from operations is less than anticipated, in order to preserve cash, the Company would be required to reduce expenditures as well as its corporate infrastructure, either of which could have a material adverse affect on the results of the Company's future operations. The Company currently has borrowings of $4,025,000 which become due in fiscal 2003. The Company is considering various alternatives of repayment, including refinancing or raising additional equity or debt. If we are not successful in these efforts this could have a material adverse effect on the Company.

Results of Operations

Recent Events

Management Changes

        None

Recent Accounting Pronouncements

        See footnote 3 in the accompanying notes to financial statements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Not Applicable

Item 2. Changes in Securities

        Not Applicable

Item 3. Defaults Upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable

Item 5. Other Information

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K

        None

15

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVCARE, INC.
Date: May 14, 2002	By:	/s/ MANUEL OCCIANO Manuel Occiano Chief Executive Officer
	By:	/s/ FRED MCGEE Fred McGee Chief Financial Officer

16

QuickLinks

APPLICABLE ONLY TO CORPORATE ISSUERS
REVCARE, INC. FORM 10-QSB INDEX
REVCARE, INC. AND SUBSIDIARIES CONDENSED (UNAUDITED) CONSOLIDATED BALANCE SHEET March 31, 2002
REVCARE, INC. AND SUBSIDIARIES CONDENSED (UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
REVCARE, INC. AND SUBSIDIARIES CONDENSED (UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
REVCARE, INC. AND SUBSIDIARIES CONDENSED (UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
REVCARE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2002
SIGNATURES