Form 10QSB
period 2002-06-30
REVCARE INC
filed 2002-08-15
CIK 811510

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 13, 2002 the issuer had 21,526,909 shares of common stock outstanding.

        Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

REVCARE, INC.
FORM 10-QSB
INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Balance Sheet as of June 30, 2002 (unaudited)	1
	Condensed Consolidated Statements of Operations for the nine-month periods ended June 30, 2002 and 2001 (unaudited)	2
	Condensed Consolidated Statements of Operations for the three-month periods ended June 30, 2002 and 2001 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended June 30, 2002 and 2001(unaudited)	4
	Notes to Condensed Consolidated Financial Statements	5 to 14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15 to 21
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 2.	Changes in Securities	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits and Reports on Form 8-K	22

REVCARE, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2002

(UNAUDITED)

ASSETS
Accounts receivable, net of allowance for doubtful accounts of $106,874	$2,305,987
Property, net	3,330,383
Note receivable from officer	100,000
Prepaid expenses and other	103,807
Goodwill, net	9,768,492

Total assets	$15,608,669

LIABILITIES AND SHAREHOLDERS' EQUITY
Bank Overdraft	$396,810
Accounts payable	777,473
Collections payable	1,616,267
Accrued liabilities	1,106,632
Lines of credit	350,687
Notes payable	2,972,163
Capital lease obligations	218,258
Notes payable to related parties	4,025,000

Total liabilities	11,463,290

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Series A convertible, redeemable preferred stock, $0.001 par value, stated at $2.00 liquidation preference per share, 5,000,000 shares authorized; 345,000 shares issued and outstanding	690,000
Common stock, $0.001 par value; 55,000,000 shares authorized; 21,526,909 shares issued and outstanding	21,527
Paid-in capital	10,658,275
Accumulated deficit	(7,174,423)

4,195,379
Less common stock in treasury at cost, 33,000 shares	50,000

Total shareholders' equity	4,145,379

$15,608,669

The accompanying notes are an integral part of this condensed consolidated financial statement.

REVCARE, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

(UNAUDITED)

	2002	2001
REVENUES	$10,254,846	$10,789,017

OPERATING EXPENSES:
Salaries, wages and related benefits	6,356,682	6,796,199
Other operating expenses	1,288,354	1,642,668
Selling, general and administrative	3,405,525	2,700,484
Losses on portfolio receivables	—	182,497
Depreciation and amortization	737,238	666,550

	11,787,799	11,988,398

LOSS FROM OPERATIONS	(1,532,953)	(1,199,381)

OTHER INCOME (EXPENSE):
Interest expense, net	(511,992)	(401,398)
Rental operations, net	63,828	82,856

	(448,164)	(318,542)

LOSS BEFORE INCOME TAXES	(1,981,117)	(1,517,923)
INCOME TAXES	—	—

NET LOSS	$(1,981,117)	$(1,517,923)

Earnings per share:
Basic	$(0.09)	$(0.07)
Diluted	$(0.09)	$(0.07)
Number of shares used in computing earnings per share:
Basic	21,526,909	21,526,909
Diluted	21,526,909	21,526,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

(UNAUDITED)

	2002	2001
REVENUES	$3,365,600	$3,872,395

OPERATING EXPENSES:
Salaries, wages and related benefits	1,999,251	2,418,136
Other operating expenses	472,732	591,476
Selling, general and administrative	1,031,626	837,498
Losses on portfolio receivables	—	70,514
Depreciation and amortization	243,752	232,525

	3,747,361	4,150,149

LOSS FROM OPERATIONS	(381,761)	(277,754)

OTHER INCOME (EXPENSE):
Interest expense, net	(171,808)	(160,188)
Rental operations, net	18,592	5,304

	(153,216)	(154,884)

LOSS BEFORE INCOME TAXES	(534,977)	(432,638)
INCOME TAXES	—	—

NET LOSS	$(534,977)	$(432,638)

Earnings per share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)
Number of shares used in computing earnings per share:
Basic	21,526,909	21,526,909
Diluted	21,526,909	21,526,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

(UNAUDITED)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,981,117)	$(1,517,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	737,238	666,550
Loss on sale of portfolio receivables	70,667	—
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(600,449)	(709,257)
Decrease in portfolio receivables	—	206,579
(Increase) decrease in prepaid expenses and other	(3,888)	94,950
Increase in accounts payable	286,169	62,689
Increase in collections payables	923,146	113,581
Increase in accrued liabilities	171,637	135,308

Net cash used in operating activities	(396,597)	(947,523)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property	(208,561)	(303,801)
Net proceeds from sale of portfolio receivables	34,088	—

Net cash used in investing activities	(174,473)	(303,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of mortgage note payable	—	2,990,000
Net borrowings on lines of credit	282,758	—
Proceeds from note payable	350,000	—
Principal payments on notes payable	(283,132)	(663,891)
Principal payments on capital lease obligations	(62,692)	(97,845)
Bank Overdraft	284,136	—
Principal payments on maturity of mortgage note payable—(Sanwa)	—	(1,802,002)

Net cash provided by financing activities	571,070	426,262

NET INCREASE (DECREASE) IN CASH	—	(825,062)
CASH, at beginning of period	—	938,660

CASH, at end of period	$—	$113,598

SUPPLEMENTAL DISCLOSURES
Interest paid	$381,265	$358,744

The accompanying notes are an integral part of this condensed consolidated financial statement.

REVCARE, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

(Unaudited)

1.    Quarterly Information

        The accompanying condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all disclosures that would be presented in the Annual Report on Form 10-KSB of RevCare, Inc., a Nevada corporation (together with its subsidiaries, the Company). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's 2001 Annual Report on Form 10-KSB.

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

  b.
  Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates.

  c.
  Revenue Recognition

      i    Service Fees

      The Company provides collection, auditing, billing and staffing services for entities primarily in the healthcare industries for a fee. Revenue recognition varies between the four divisions based upon the services they provide. The Company's auditing and billing divisions recognize revenue on a monthly basis, based on a percentage of payments paid to our clients, which is when revenue is recognized. The Company's collection division recognizes revenue on a monthly basis, based on a percentage of total monies collected. The Company's staffing division recognizes revenue when services are rendered. Servicing costs are charged to expense as incurred.

      ii    Sale of Portfolio Receivables and Securitized Residual Interest

      On November 21, 2001, the Company sold its portfolio receivables as well as its residual interest in the Company's 1998 securitization. The sale of the portfolios resulted in a net loss of $70,667 after the reversal of the $140,000 servicing fee accrual. This loss is reflected in the selling, general and administrative operating expense section of the consolidated statements of operations. The terms of the sale included a contingency payment of up to a maximum $350,000. The contingent payment is dependent upon the success of the buyer in collecting the portfolio and securitized receivables and therefore, we are unable to predict the timing of all or any of this payment. The Company will recognize revenue when any cash payments are received. As of June 30, 2002, no contingency payments have been received.

  d.
  Property

    Furniture, fixtures and equipment are carried at cost and depreciated using both straight-line and accelerated methods over the estimated useful lives of the assets, which are generally 4 to 7 years. The building is being depreciated over a period of 39 years. Repairs and maintenance are charged to expense as incurred; replacements and improvements are capitalized.

  e.
  Collection Payables to Customers

    The Company records liabilities for collections payable to customers. These amounts are also included in cash until remitted to customers.

  f.
  Fair Value of Financial Instruments

    Fair values of financial instruments are estimated using available market information and other valuation methodologies. The fair values of the Company's financial instruments are estimated to approximate the related book value, unless otherwise indicated.

  g.
  Goodwill

    Goodwill represents the excess of cost over the fair value of assets acquired and is amortized using the straight-line method over 20 years. The Company periodically assesses its goodwill for impairment.

  h.
  Loss Per Share

    The Company reports basic and diluted loss per share (EPS) for common and converted preferred stock. Basic EPS is computed by dividing reported loss by weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options, warrants, and potentially convertible preferred stocks were exercised into common stock.

    For the nine months ended June 30, 2002, the computations of basic and diluted EPS were as follows:

	Basic EPS	Diluted EPS
Numerator—net loss	$(1,981,117)	$(1,981,117)
Denominator—weighted average shares outstanding	21,526,909	21,526,909

Loss per share	$(0.09)	$(0.09)

    For the nine months ended June 30, 2001, the computations of basic and diluted EPS were as follows:

	Basic EPS	Diluted EPS
Numerator—net loss	$(1,517,923)	$(1,517,923)
Denominator—weighted average shares outstanding	21,526,909	21,526,909

Loss per share	$(0.07)	$(0.07)

    For the nine months ended June 30, 2002 and 2001, the denominator in the diluted EPS computation was the same as the denominator for basic EPS due to the antidilutive effects of preferred stock, warrants and stock options on the Company's net loss. As of June 30, 2002 and 2001, the Company had outstanding warrants, stock options and potentially convertible stock and notes into common stock of 7,719,302 and 8,092,302, respectively. They are antidilutive.

    For the quarter ended June 30, 2002, the computations of basic and diluted EPS were as follows:

	Basic EPS	Diluted EPS
Numerator—net loss	$(534,979)	$(534,979)
Denominator—weighted average shares outstanding	21,526,909	21,526,909

Loss per share	$(0.02)	$(0.02)

    For the quarter ended June 30, 2001, the computations of basic and diluted EPS were as follows:

	Basic EPS	Diluted EPS
Numerator—net loss	$(432,638)	$(432,638)
Denominator—weighted average shares outstanding	21,526,909	21,526,909

Loss per share	$(0.02)	$(0.02)

    For the quarters ended June 30, 2002 and 2001, the denominator in the diluted EPS computation was the same as the denominator for basic EPS due to the antidilutive effects of preferred stock, warrants and stock options on the Company's net loss. As of June 30, 2002 and 2001, the Company had outstanding warrants, stock options, and potentially convertible preferred stock into common stock of 7,719,302 and 8,092,302, respectively. They are antidilutive.

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

  k.
  Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and

    SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for the Company's fiscal year beginning October 1, 2002. The impact on earnings and existing goodwill and other intangibles upon adoption will include the elimination of goodwill amortization of approximately $132,240 per quarter and may include a charge for goodwill impairment. As of June 30, 2002, goodwill totaled $9,768,492 and is being amortized over 20 years.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development or the normal operation of a long-lived asset. SFAS No. 143 required that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset and the expense is to be recognized over the useful life of the long-lived asset. SFAS No. 143 is effective January 1, 2003, with early adoption permitted. The Company plans to adopt SFAS No. 143 effective January 1, 2003, and does not expect the adoption of the statement to have a material impact on the Company's financial position or result of operations.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and is effective for fiscal years beginning after December 15, 2001. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of;" however, it retains the fundamental provisions of SFAS No. 121 for (i) recognition and measurement of the impairment of long-lived assets to be held and used and (ii) measurement of long-lived assets to be disposed of by sale. This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. The Company plans to adopt SFAS No. 144 effective October 1, 2002 and does not expect the adoption of the statement to have a material impact on the Company's financial position or results of operations.

4.    Property

        Property consists of the following at June 30, 2002:

Land	$866,575
Building	1,540,577
Equipment and furnishings	2,443,436

4,850,588
Less—Accumulated depreciation	(1,520,205)

$3,330,383

5.    Goodwill

        Goodwill consists of the following at June 30, 2002:

Goodwill	$10,773,940
Less—Accumulated amortization	(1,005,448)

$9,768,492

6.    Notes Payable and Lines of Credit

        On November 19, 2001, the Company entered into a secured line of credit, which provides borrowing up to $1,000,000 at the bank's reference rate of prime plus five percent (9.75 percent at June 30, 2002). The line expires on November 18, 2002. The outstanding balance on this line of credit at June 30, 2002 was $282,758.

        The Company has a line of credit, which permits borrowings up to a maximum of $300,000 at the bank's reference rate plus two percent (8 percent at September 30, 2001). The line of credit expires on May 1, 2003. At June 30, 2002 borrowings on the line totaled $67,929. Borrowings are secured by substantially all the assets of OCPS, including accounts receivable and equipment, as well as guaranteed by the former principal owner of OCPS.

        The Company has a mortgage note payable to a bank with $2,901,865 of principal amount outstanding at June 30, 2002. This note is secured by land and a building, due in monthly payments of $25,984, including interest at a variable rate of 2.5 percent plus the standard LIBOR, through January 2021, at which time the entire principal balance is due and payable.

        A convertible note payable to an individual for $70,298 of principal and interest was outstanding at June 30, 2002, and is due in monthly installments of $23,744 through August 2002. Interest on the note is payable at 8 percent per annum. At the option of the holder, any unpaid principal balance may be converted into the company's common stock at $.735 per share.

        On September 28, 2001, the Company entered into a revolving line of credit agreement with two officers of the Company. The agreement provides for borrowings up to $350,000 at the bank's reference rate plus one percent. The line of credit is unsecured and expires on January 2, 2003. The principal balance outstanding at June 30, 2002 is $350,000, and is included in Notes payable to related parties in the accompanying condensed balance sheet.

        In conjunction with the acquisition of OCPS on August 14, 2000 the Company entered into $3,675,000 of Secured Convertible Promissory Notes payable to shareholders and officers of OCPS, some of whom are currently employees or officers of RevCare. All of these notes bear interest at the rate of 8 percent per annum, with $171,500 maturing in August 2002 and the remaining balance maturing in January 2003, at which time the unpaid principal balances and all accrued and unpaid interest are due. At the option of the holder any unpaid principal balance may be converted into the company's common stock of $.735 per share.

7.    Income Taxes

        Income tax expense for the periods presented is based on the estimated effective tax rate to be incurred for the year. Because certain items of income and expense are not recognized in the same year in the financial statements of the Company as in its Federal and California tax returns, deferred assets and liabilities are created. Due to the uncertainty of the Company's ability to realize its diluted tax assets, a valuation allowance for the full amount of net deferred tax assets has been recorded.

8.    Reportable Business Segments

        The following disclosures are intended to present reportable segments consistent with how the chief operating decision maker organizes segments within the Company for making operating decisions and assessing performance. The chief operating decision maker does not use assets to make financial decisions separately within the segments. All assets are consolidated as a whole and are not identified by segments. Presently, the Company is segregated into four divisions which are as follows:

    Physician Services—

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

    Recovery—

    This division provides pre-delinquent and delinquent collection services primarily for hospital organizations, financial institutions, and retail organizations. This division specializes on direct collections from patients or consumers. Clients pay the company a percentage of the amounts collected as fees for this service.

    Reimbursement Solutions—

    This division specializes on auditing, re-billing, and follow-up collections of reimbursable costs due to hospital organizations from third party payors, which, include among others, Medicare, MediCal, HMO's, and health insurance organizations. Fees for these services vary from fixed fee arrangements, pre-determined hourly rates, to percentage of revenues generated on behalf of the clients.

    Temporary Staffing—

    This division specializes on providing temporary staffing to hospital organizations and physician service organizations. Temporary staffing provided to its clients can include administrative, financial, as well as clinical and operational personnel.

    Below is a summary statement of operations for the nine and three months ended June 30, 2002 and 2001. The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. Certain assumptions are made concerning the allocations of costs between segments that may influence relative results, most notably, allocations of various types of technology, legal, recruiting and training costs. Management believes that the allocations utilized below are reasonable and consistent with the way it manages the business.

        The following table summarizes the results of our operating units for the nine months ended June 30, 2002 and 2001:

For the nine months ended June 30, 2002:

	Recovery		Physician Services		Reimbursement Solutions		Temporary Staffing		Total
Revenue	$3,882,587	100%	$2,337,136	100%	$2,858,713	100%	$1,176,410	100%	$10,254,846	100%

Direct Labor	1,519,293	39%	1,323,600	57%	1,103,297	38%	784,410	67%	4,730,600	46%
Indirect Labor	692,416	18%	552,272	23%	303,017	11%	78,376	6%	1,626,081	16%
Other Expenses	490,626	13%	530,284	23%	233,193	8%	34,252	3%	1,288,355	13%

Total Expenses	2,702,335	70%	2,406,156	103%	1,639,507	57%	897,038	76%	7,645,036	75%
Operating income (loss)	$1,180,252	30%	$(69,020)	(3)%	$1,219,206	43%	$279,372	24%	$2,609,810	25%

Selling, general & administrative expenses									(3,405,525)	33%
Depreciation & amortization									(737,238)	7%

Loss from Operations									$(1,532,953)	15%

For the nine months ended June 30, 2001:

	Recovery		Physician Services		Reimbursement Solutions		Temporary Staffing		Total
Revenue	$4,676,752	100%	$1,915,263	100%	$1,149,483	100%	$3,047,519	100%	$10,789,017	100%

Direct Labor	1,554,910	33%	941,859	49%	495,097	43%	2,234,446	73%	5,226,312	48%
Indirect Labor	908,133	20%	411,048	22%	140,571	12%	110,135	4%	1,569,887	15%
Other Expenses	893,420	19%	596,312	31%	109,748	10%	43,188	1%	1,642,668	15%

Total Expenses	3,356,463	72%	1,949,219	102%	745,416	65%	2,387,769	78%	8,438,867	78%
Operating income (loss)	$1,320,289	28%	$(33,956)	(2)%	$404,067	35%	$659,750	22%	$2,350,150	22%

Selling, general & administrative expenses									(2,700,484)	26%
Depreciation & amortization									(666,550)	6%
Losses on portfolio receivables									(182,497)	2%

Loss from Operations									$(1,199,381)	12%

        The following table summarizes the results of our operating units for the quarters ended June 30, 2002 and 2001:

For the quarter ended June 30, 2002:

	Recovery		Physician Services		Reimbursement Solutions		Temporary Staffing		Total
Revenue	$1,247,068	100%	$801,702	100%	$899,590	100%	$417,240	100%	$3,365,600	100%

Direct Labor	433,741	35%	358,080	45%	413,147	46%	263,346	63%	1,468,314	43%
Indirect Labor	211,646	17%	187,738	23%	103,234	12%	28,320	7%	530,938	16%
Other Expenses	179,742	14%	210,287	26%	67,218	7%	15,484	4%	472,731	14%

Total Expenses	825,129	66%	756,105	94%	583,599	65%	307,150	74%	2,471,983	73%
Operating income (loss)	$421,939	34%	$45,597	6%	$315,991	35%	$110,090	26%	$893,617	27%

Selling, general & administrative expenses									(1,031,626)	31%
Depreciation & amortization									(243,752)	7%

Loss from Operations									$(381,761)	11%

For the quarter ended June 30, 2001:

	Recovery		Physician Services		Reimbursement Solutions		Temporary Staffing		Total
Revenue	$1,590,291	100%	$721,271	100%	$536,572	100%	$1,024,261	100%	$3,872,395	100%

Direct Labor	491,156	31%	315,975	44%	215,821	40%	762,656	74%	1,785,608	46%
Indirect Labor	305,291	19%	212,132	29%	70,827	13%	44,280	4%	632,530	16%
Other Expenses	273,994	17%	256,224	36%	44,564	9%	16,692	2%	591,474	16%

Total Expenses	1,070,441	67%	784,331	109%	331,212	62%	823,628	80%	3,009,612	78%
Operating income (loss)	$519,850	33%	$(63,060)	(9)%	$205,360	38%	$200,633	20%	$862,783	22%

Selling, general & administrative expenses									(837,498)	22%
Depreciation & amortization									(232,525)	6%
Losses on portfolio receivables									(70,514)	2%

Loss from Operations									$(277,754)	7%

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations

  General

        The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report. Certain statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as elsewhere in this Quarterly Report on Form 10-QSB, are forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, without limitation, statements using words such as "may," "potential," "expects," "believes," "estimates," "plans," "intends," "anticipates," and similar expressions. These forward-looking statements are subject to risks and uncertainties that could cause actual results to vary materially from those expressed, implied or projected by such statements. Certain factors that might cause a difference as well as other risks are detailed in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based.

  Results of Operations:

        The following table summarizes the results of our operating units for the quarters ended June 30, 2002 and 2001:

For the quarter ended June 30, 2002:

	Recovery		Physician Services		Reimbursement Solutions		Temporary Staffing		Total
Revenue	$1,247,068	100%	$801,702	100%	$899,590	100%	$417,240	100%	$3,365,600	100%

Direct Labor	433,741	35%	358,080	45%	413,147	46%	263,346	63%	1,468,314	43%
Indirect Labor	211,646	17%	187,738	23%	103,234	12%	28,320	7%	530,938	16%
Other Expenses	179,742	14%	210,287	26%	67,218	7%	15,484	4%	472,731	14%

Total Expenses	825,129	66%	756,105	94%	583,599	65%	307,150	74%	2,471,983	73%
Operating income (loss)	$421,939	34%	$45,597	6%	$315,991	35%	$110,090	26%	$893,617	27%

Selling, general & administrative expenses									(1,031,626)	31%
Depreciation & amortization									(243,752)	7%

Loss from Operations									$(381,761)	11%

        For the quarter ended June 30, 2001:

	Recovery		Physician Services		Reimbursement Solutions		Temporary Staffing		Total
Revenue	$1,590,291	100%	$721,271	100%	$536,572	100%	$1,024,261	100%	$3,872,395	100%

Direct Labor	491,156	31%	315,975	44%	215,821	40%	762,656	74%	1,785,608	46%
Indirect Labor	305,291	19%	212,132	29%	70,827	13%	44,280	4%	632,530	16%
Other Expenses	273,994	17%	256,224	36%	44,564	9%	16,692	2%	591,474	16%

Total Expenses	1,070,441	67%	784,331	109%	331,212	62%	823,628	80%	3,009,612	78%
Operating income (loss)	$519,850	33%	$(63,060)	(9)%	$205,360	38%	$200,633	20%	$862,783	22%

Selling, general & administrative expenses									(837,498)	22%
Depreciation & amortization									(232,525)	6%
Losses on portfolio receivables									(70,514)	2%

Loss from Operations									$(277,754)	7%

Recovery Operations

        The following summarizes the collections activities in our Recovery Operations for the quarters ended June 30, 2002 and June 30, 2001:

	2002	2001
Gross collections	$3,444,643	$4,725,879
Less: Remittances to holders of portfolio backed securities	—	(168,956)
Less: Clients' share of collections	(2,197,575)	(2,959,763)

Gross collection fees	1,247,068	1,597,160
Less: Fees applied to cost basis of portfolio receivables	—	(6,869)

Net collection fees	$1,247,068	$1,590,291

        Total gross collections decreased by $1,281,236 or 27%, from $4,725,879 for the three months ended June 30, 2001 to $3,444,643 for the three months ended June 30, 2002. The decrease primarily relates to the Company's execution of its plan to discontinue its business involving the purchase and collection of aged accounts receivable portfolios. In November 2001 the Company completed the sale of all the aged receivable portfolios it purchased and owned. Concurrent with that sale was the termination of the collection services agreement for certain securitized portfolios. Collections earned from these portfolios amounted to $315,940 for the three months ended June 30, 2001 and $0 for the three months ended June 30, 2002. Pursuant to its strategic plan, the Company does not intend to engage in purchasing and owning portfolios of aged receivables.

        Net collection fees from receivables that the Company manages on behalf of fee-for-service clients showed a decrease of $343,223 for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. The decrease resulted from decreases in receivables managed for healthcare organizations as a result of a decline in placements. In the future, the Company anticipates further growth in placements due to new client contracts and assigned business.

        Direct Labor as a percentage of revenue increased 4% between the two periods due to a faster reduction in revenues compared to cost reduction. Labor cost as a percentage of revenue generated will generally be higher during the installation phases of a new contract or the training phase of new employees. Indirect labor cost as a percentage of revenue decreased 2% partially due to favorable improvement in supervisor to staff ratios during the current period as compared to the same period last year. Other operating costs decreased by 3% primarily due to improved monitoring of major operating costs, such as postage, consumer credit information, and others. The combination of these changes and reduced fees earned primarily due to the sale of the portfolios in November 2001, resulted in the decrease in this segments operating income of $97,911 during the three-month period ended June 30, 2002 as compared to the same period in 2001.

Physician Services

        Revenue received for services to Physician Service Organizations increased to $801,702 or 11% for the three month period ended June 30, 2002 as compared to $721,271 for the same period in 2001 due to installation of new contracts in this segment. Direct labor as a percentage of revenue increased 1% between the periods due to increases in the number of billing and coding staff required to support increasing volume of billing and coding projects resulting from new contracts installed in this segment. Indirect labor and other operating expenses as a percentage of revenue decreased primarily due to improved utilization of these fixed costs as a result of increasing volume of business in this segment. The other operating expenses declined due to renegotiations of technology maintenance contracts.

Reimbursement Solutions

        Pursuant to the Company's strategic plan to immediately develop this segment, much of the initial marketing efforts focused on signing new engagements in this segment. As a result, revenue increased by $363,018, or 68%, from $536,572 to $899,590, for the quarters ended June 30, 2002 and June 30, 2001 respectively. Direct labor as a percentage of revenue increased 6%. Due to increases in new business, we increased our staff in order to accommodate the new work load demands. The other cost components as a percentage of sales generated in this segment remained relatively unchanged between the comparable periods. Additional costs required to install new contracts during the current quarter have been mitigated by stabilized costs structures realized from contracts installed during the previous quarters.

Temporary Staffing

        In June 2001, the Company executed certain measures to restructure the policies and procedures of this segment in anticipation of stricter requirements that the Company's clients might impose on companies providing temporary staffing to healthcare organizations with respect to the protection and dissemination of patient information. Such measures include, among other things, background investigations and elevation of employee standards, which are applied to current and future staff in this segment. As a result, the Company displaced a large number of staff available for placement during the previous quarters. Displaced staff members are currently being replaced with those who conform to new standards. These measures resulted in a decrease in revenues in this segment to $417,240 or 59% during the three months ended June 30, 2002 as compared to $1,024,261 for the three months ended June 30, 2001. Direct labor as a percentage of revenue decreased 11% primarily due to improved monitoring of time reporting practices by staff placed on various clients. This decrease mitigated some of the increases in indirect labor resulting from the hiring of more qualified management personnel to manage this segment. The Company believes that the execution of these measures allow the Company to grow this segment with the appropriate quality standards that will be demanded by its clients.

Corporate and Administrative Expenses

        Selling, general and administrative expenses increased 23% or $1,031,626 during the three months ended June 30, 2002 as compared to $837,498 for the three months ended June 30, 2001. As a percentage of revenues, selling general and administrative expenses increased from 22% to 31% from June 2001 to June 2002. The increase is primarily attributed to higher costs paid to outside consultants and legal advisors during the three months ended June 30, 2002 as compared to the same period in 2001.

        Depreciation expense increased 15% over the same period last year principally due to the assets acquired, an increase in the rate of technology upgrades and furniture purchases made by the Company during the past year. Depreciation expense is expected to increase in the near future due to the implementation of certain technology initiatives that the Company is pursuing.

        Amortization expense decreased by $74,093 to $132,240 for the three months ending June 30, 2002 from $206,333 for the three months ended June 30, 2001. This is due to a past closing entry to record amortization of goodwill for acquisitions completed August 14, 2001 and not having $70,514 in amortization from the portfolios sold in November 2001. The rate of amortization should remain constant for the rest of the year ending September 30, 2002.

        Interest expense increased to $171,808 for the three months ended June 30, 2002 from $160,188 for the three months ended June 30, 2001. This 7% increase is the result of an increase in net borrowings during the period and interest on notes payable to related parties.

        Net income from rental operations increased by $13,286, or 251%, from $5,304 for the three months ended June 30, 2001 to $18,590 for the three months ended June 30, 2002, due to a decline in building repair costs in 2002.

        The following table summarizes the results of our operating units for the nine months ended June 30, 2002 and 2001:

For the nine months ended June 30, 2002:

	Recovery		Physician Services		Reimbursement Solutions		Temporary Staffing		Total
Revenue	$3,882,587	100%	$2,337,136	100%	$2,858,713	100%	$1,176,410	100%	$10,254,846	100%

Direct Labor	1,519,293	39%	1,323,600	57%	1,103,297	38%	784,410	67%	4,730,600	46%
Indirect Labor	692,416	18%	552,272	23%	303,017	11%	78,376	6%	1,626,081	16%
Other Expenses	490,626	13%	530,284	23%	233,193	8%	34,252	3%	1,288,355	13%

Total Expenses	2,702,335	70%	2,406,156	103%	1,639,507	57%	897,038	76%	7,645,036	75%
Operating income (loss)	$1,180,252	30%	$(69,020)	(3)%	$1,219,206	43%	$279,372	24%	$2,609,810	25%

Selling, general & administrative expenses									(3,405,525)	33%
Depreciation & amortization									(737,238)	7%

Loss from Operations									$(1,532,953)	15%

For the nine months ended June 30, 2001:

	Recovery		Physician Services		Reimbursement Solutions		Temporary Staffing		Total
Revenue	$4,676,752	100%	$1,915,263	100%	$1,149,483	100%	$3,047,519	100%	$10,789,017	100%

Direct Labor	1,554,910	33%	941,859	49%	495,097	43%	2,234,446	73%	5,226,312	48%
Indirect Labor	908,133	20%	411,048	22%	140,571	12%	110,135	4%	1,569,887	15%
Other Expenses	893,420	19%	596,312	31%	109,748	10%	43,188	1%	1,642,668	15%

Total Expenses	3,356,463	72%	1,949,219	102%	745,416	65%	2,387,769	78%	8,438,867	78%
Operating income (loss)	$1,320,289	28%	$(33,956)	(2)%	$404,067	35%	$659,750	22%	$2,350,150	22%

Selling, general & administrative expenses									(2,700,484)	26%
Depreciation & amortization									(666,550)	6%
Losses on portfolio receivables									(182,497)	2%

Loss from Operations									$(1,199,381)	12%

Recovery Operations:

        The following summarizes the collections activities in our Recovery Operations for the nine months ended June 30, 2002 and June 30, 2001:

	2002	2001
Gross Collections	$10,025,873	$11,491,443
Less: Remittances to holders of portfolio backed securities	—	(431,014)
Less: Clients' share of collections	(6,143,286)	(6,359,595)

Gross collection fees	3,882,587	4,700,834
Less: Fees applied to cost basis of portfolio receivables	—	(24,082)

Net collection fees	$3,882,587	$4,676,752

        Total gross collections decreased by $1,465,570 or 13%, from $11,491,443 for the nine months ended June 30, 2001 to $10,025,873 for the nine months ended June 30, 2002. The decrease primarily relates to the Company's execution of its plan to discontinue its business involving the purchase and collection of aged accounts receivable portfolios. In November 2001 the Company completed the sale of all the aged receivable portfolios it purchased and owned. Concurrent with that sale was the termination of the collection services agreement for certain securitized portfolios. Collections earned from these portfolios amounted to $848,528 for the nine months ended June 30, 2001 and $0 for the nine months ended June 30, 2002. Pursuant to its strategic plan, the Company does not intend to engage in purchasing and owning portfolios of aged receivables.

        Net collection fees from receivables that the Company manages on behalf of fee-for-service clients showed a decrease of $794,165 or 17% for the nine months ended June 30, 2002 as compared to the nine months ended June 30, 2001. The decrease resulted from decreases in receivables managed for healthcare organizations as a result of a decline in placements.

        Direct Labor as a percentage of net fees increased 6% between the two periods due to additions to the healthcare collection staff as a result of increases in receivables managed due to new contracts. Labor cost as a percentage of fees generated will generally be higher during the installation phases of the contract or the training phase of new employees. Indirect labor cost as a percentage of revenues decreased 2% due to favorable improvement in supervisor to staff ratios during the current period as compared to the same period last year. Other operating costs decreased by 6% primarily due to improved monitoring of the major operating costs such as postage and consumer credit information among others. The combination of these changes resulted in the decrease in this segment's operating income to $1,180,252 or 30% of fees generated during the nine month period ended June 30, 2002 as compared to $1,320,289 or 28% of fees generated for the same period in 2001.

Physician Services

        Revenue for services to Physician Service Organizations increased to $2,337,136 or 22% for the nine month period ended June 30, 2002 as compared to $1,915,263 for the same period in 2001 due to installation of new contracts in this segment. Direct labor as a percentage of revenue increased 8% between the periods due to increases in the number of billing and coding staff hired to support increasing projects resulting from new contracts installed in this segment. Indirect labor as a percentage of revenue increased 1% primarily due to the additions of experienced coding and billing supervisors to accommodate the growth. Other operating expenses as a percentage of revenue decreased primarily due to improved utilization of fixed costs as a result of increasing volume of business in this segment.

Reimbursement Solution

        Pursuant to the Company's strategic plan to immediately develop this segment, much of the initial marketing efforts focused on signing new engagements in this segment. As a result, revenue during the nine months ended June 30, 2002 increased to $2,858,713 or 149% for the nine months ended June 30, 2002 as compared to $1,149,483 for the nine months ended June 30, 2001. Direct labor as a percentage of revenue decreased 5% primarily due to improved supervision and accounts processes implemented by this segment's new management staff, hired in September 2001. Indirect labor, as a percentage of revenue decreased 1% and other operating expenses decreased 2% for the periods ended June 30, 2001 and 2002, respectively due to improved management of the processes.

Temporary Staffing

        In June 2001, the Company executed certain measures to restructure the policies and procedures of this segment in anticipation of stricter requirements that the Company's clients might impose on companies providing temporary staffing to healthcare organizations with respect to the protection and dissemination of patient information. Such measures include, among other things, background investigations and elevation of employee standards applied to current and future staff in this segment. As a result, the Company displaced a large number of staff available for placement during the previous quarters. Displaced staff members are currently being replaced with those who conform to the new standards. These measures resulted in a decrease in revenues in this segment to $1,176,410 or 61% during the nine months ended June 30, 2002 as compared to $3,047,519 for the nine months ended June 30, 2001. Direct labor as a percentage of revenue decreased 6% for the nine months ended June 30, 2002, primarily due to improved monitoring of time reporting practices by staff placed with various clients. The Company believes that the execution of these measures allow the Company to grow this segment with the appropriate quality standards that will be demanded by its clients.

Corporate and Administrative Expenses

        Selling, general and administrative expenses as a percentage of total revenue increased to 33% or $3,405,525 during the nine months ended June 30, 2002 as compared to 25% or $2,700,484 for the nine months ended June 30,2001. The percentage increase was primarily caused by the significant decrease in revenue volume during the current nine-month period. The decrease in revenue was largely caused by the decrease in temporary staffing revenues. The Company, however, continued to invest in additional infrastructure to pursue its marketing and strategic objectives. These additions primarily relate to training, technology, and sales and marketing personnel, among others, which collectively accounted for the increase in salaries and benefits over the nine-month period ended June 30, 2002. Most of these additions were incurred during the first quarter of the fiscal year. There were no increases in base salaries nor bonuses granted to any of the Company personnel during the comparable nine-month periods. This increase in salaries and benefits of additional personnel accounted for the increase of $361,332 during the nine-month period ended June 30, 2002 as compared to the same period last year.

        Depreciation expense increased 31% over the same period last year principally due to the assets acquired, an increase in the rate of technology upgrades and furniture purchases made by the Company during the past year. Depreciation expense is expected to increase in the near future due to the implementation of certain technology initiatives that the Company is pursuing.

        Amortization expense decreased to $396,720 for the nine months ended June 30, 2002 from $406,615 for the nine months ended June 30, 2001.

        Interest expense increased to $511,992 for the nine months ended June 30, 2002 from $401,398 for the nine months ended June 30, 2001. This 28% increase is the result of an increase in net borrowings during the period.

        Net income from rental operations decreased by $19,028, or 23%, from $82,856 for the nine months ended June 30, 2001 to $63,828 for the nine months ended June 30, 2002. This decrease is directly attributable to the displacement of tenants due to company growth.

Liquidity and Capital Resources

        Historically, we have financed our operations through cash flows generated by operations and borrowings from credit facilities that are in place. The Company currently has a secured line of credit, which provides borrowing up to one million dollars. The outstanding balance on the line of credit at June 30, 2002 totaled $282,758. Capital expenditures and investments in new technology have been primarily financed through non-cancelable leases, which expire at various times through fiscal year 2006 and have a remaining balance of $218,258 at June 30, 2002. The Company currently has outstanding long-term debt with a financial institution totaling $2,901,865 secured by real estate that carries a variable interest rate starting at 8.4% per annum and is due in January 2021.

        Bank overdraft at June 30, 2002 increased by $284,136, which was the result of $396,597 used in operating activities, $174,473 used in investing activities, and $571,070 provided by financing activities.

        Assuming revenues are maintained at or above the level of fiscal 2001, management believes that its existing cash balances, combined with anticipated cash flow from operations and current lines of credit, will be sufficient to meet its cash requirements through the end of fiscal 2002. In the event that cash flow from operations is less than anticipated, in order to preserve cash, the Company would be required to reduce expenditures as well as its corporate infrastructure, either of which could have a material adverse affect on the results of the Company's future operations. The Company currently has borrowings of $4,025,000, which become due in fiscal 2003. The Company is considering various alternatives of repayment, including refinancing or raising additional equity or debt. If we are not successful in these efforts this could have a material adverse effect on the Company.

Critical Accounting Policies

        Accounts Receivable Allowance for Doubtful Accounts—Based on a monthly evaluation of the Company's accounts receivable, the Company estimates a reserve for accounts that are considered to be un-collectible. The accounts receivable balances are reviewed on a client- by- client basis. As of June 30, 2002, the Company has reserved $106,874 for the allowance of doubtful accounts.

        Reimbursement Solutions Division Revenue—The Reimbursement Solutions Division provides various types of special services with respect to auditing, managed care, workers compensation liens, and insurance follow-up. Based on historical data the Company estimates fees for managed care services.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Not Applicable

Item 2. Changes in Securities

        Not Applicable

Item 3. Defaults Upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable

Item 5. Other Information

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K

  a.
  STATEMENT OF CHIEF EXECUTIVE OFFICER UNDER 18 U.S.C. § 1350.

  b.
  STATEMENT OF CHIEF FINANCIAL OFFICER UNDER 18 U.S.C. § 1350.

  c.
  An 8-K dated June 3, 2002 was filed with the Securities and Exchange Commission regarding our dismissal of Arthur Andersen LLP ("Andersen") and the appointment of Grant Thornton LLP as our new independent auditors effective June 5, 2002. There were no disputes with Andersen and their reports on the Company's consolidated financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVCARE, INC.

Date: August 14, 2002	By:	/s/ MANUEL OCCIANO Manuel Occiano Chief Executive Officer

	By:	/s/ FRED MCGEE Fred McGee Chief Financial Officer

QuickLinks

REVCARE, INC. FORM 10-QSB INDEX
REVCARE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET June 30, 2002 (UNAUDITED)
REVCARE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)
REVCARE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)
REVCARE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)
REVCARE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2002 (Unaudited)
SIGNATURES