Form 10QSB
period 2002-12-31
REVCARE INC
filed 2004-01-23
CIK 811510

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-17192

REVCARE, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	84-1061382
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

5400 Orange Avenue, Suite 200, Cypress, CA 90630
(Address of principle executive offices)

Issuer’s telephone number (714) 995-0627

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 23, 2004 the issuer had 21,526,909 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes   ☐   No   ☒

REVCARE, INC.
FORM 10-QSB

REVCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2002
UNAUDITED

ASSETS
Current assets:
Cash	$94,137
Restricted cash	37,957
Accounts receivable, net of allowance for doubtful accounts of $132,469	2,097,221
Prepaid expenses and other	74,111
Employee advances	94,600

Total current assets	2,398,026

Goodwill	8,045,351
Property and equipment, net	3,135,703
Notes receivable from officers	100,000

Total assets	$13,679,080

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Bank overdraft	$113,834
Accounts payable	997,234
Collections payable to customers	2,300,101
Accrued liabilities	1,703,390
Lines of credit	486,975
Current portion of mortgage note payable	73,564
Current portion of capital lease obligations	90,150
Current portion of notes payable to related parties	105,714

Total current liabilities	5,870,962

Mortgage note payable, less current portion	2,796,559
Capital lease obligations, less current portion	108,369
Notes payable to related parties, less current portion	4,953,500

Total liabilities	$13,729,390

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY (DEFICIT):
Series A convertible, redeemable preferred stock, $0.001 par value, stated at $2.00 liquidation preference per share, 5,000,000 shares authorized; 345,000 shares issued and outstanding	$690,000
Common stock, $0.001 par value; 55,000,000 shares authorized; 21,526,909 shares issued and outstanding	21,520
Paid-in capital	10,658,282
Accumulated deficit	(11,370,112)
(310)
Less common stock in treasury at cost, 33,000 shares	(50,000)
Total shareholders’ equity (deficit)	(50,310)
$13,679,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
UNAUDITED

	2002	2001

REVENUES	$2,760,433	$3,279,344

OPERATING EXPENSES
Salaries, wages and related benefits	2,017,545	2,121,408
Other operating expenses	407,179	390,532
Selling, general and administrative	1,082,252	1,241,395
Depreciation and amortization	112,702	247,105
	3,619,678	4,000,440
LOSS FROM OPERATIONS	(859,245)	(721,096)

OTHER INCOME (EXPENSE)
Interest expense, net	(190,464)	(167,852)
Rental operations, net	14,722	15,703
	(175,742)	(152,149)

LOSS BEFORE BENEFIT FOR INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(1,034,987)	(873,245)

BENEFIT FOR INCOME TAXES

—

—

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(1,034,987)	(873,245)

CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGING METHOD OF ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLES WITH INDEFINITE LIVES (NOTE 3 (i))

(1,576,328

)

—

NET LOSS	$(2,611,315)	$(873,245)
Earnings (loss) per share (basic and diluted)
Net loss before cumulative effect of change in accounting principle	$(0.05)	$(0.04)
Cumulative effect on prior years of changing method of accounting for goodwill and other intangibles with indefinite lives	$(0.07)	—
Net Loss	$(0.12)	$(0.04)

Number of shares used in computing earnings (loss) per share (basic and diluted):
Net loss before cumulative effect of change in accounting principle	21,526,909	21,526,909
Cumulative effect on prior years of changing method of accounting for goodwill and other intangibles with indefinite lives	21,526,909	21,526,909
Net Loss	21,526,909	21,526,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
UNAUDITED

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,611,315)	$(873,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112,702	247,105
Cumulative effect of change in accounting principle	1,576,328	—
Loss on sale of portfolio receivables	—	70,667
Changes in operating assets and liabilities:
Change in accounts receivable, net	(61,851)	(400,924)
Change in portfolio receivables	—	—
Change in prepaid expenses and other	(73,607)	(8,881)
Change in accounts payable	298,698	224,816
Change in collections payable to customers	124,953	137,488
Change in accrued liabilities	(27,880)	32,898
Net cash used in operating activities	(661,972)	(570,076)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,132)	(183,244)
Net proceeds from sale of portfolio receivables	—	34,088
Net change in restricted cash	(13,525)	—
Net cash used in investing activities	(14,657)	(149,156)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from lines of credit	59,329	487,085
Proceeds from note payable	—	350,000
Increase in bank overdraft	(77,972)	3,114
Principal payments on notes payable	(55,404)	(96,310)
Principal payments on capital lease obligations	(21,128)	(24,657)
Principal payments on mortgage note payable	(16,771)	—
Net cash (used in) provided by financing activities	(111,946)	719,232
NET DECREASE IN CASH	(788,575)	—

CASH, at beginning of period	882,712	—
CASH, at end of period	$94,137	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002
(UNAUDITED)

1.     Quarterly Information

The accompanying condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all disclosures that would be presented in the Annual Report on Form 10-KSB of RevCare, Inc., a Nevada corporation (together with its subsidiaries, the Company). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s 2002 Annual Report on Form 10-KSB.

The information furnished reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods. The operating results are not necessarily indicative of results to be expected for the year ending September 30, 2003.

2.     Organization and Basis of Presentation

RevCare, Inc. (formerly known as Cypress Financial Services, Inc.), a Nevada corporation, (together with its subsidiaries, the “Company” or “we”), provides accounts receivable management, administration, and debt collection services primarily to healthcare providers and consumer credit issuers.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business.  The Company generated net losses of $3,565,492, $2,436,347, and $2,611,315 in fiscal years 2002, 2001, and for the quarter ended December 31, 2002 respectively.  In addition, the Company had total shareholders’ deficit of $50,310 and a working capital deficit of $3,472,937 at December 31, 2002.

Management believes that the recent losses are attributable to the various acquisitions in 2000, the integration of their operations and the implementation of technology and processes to pursue its strategic objectives.  Additionally, the Company has lost more clients than it gained. The Company continues to obtain larger, higher margin contracts, while discontinuing contracts with low margins. Management believes that the operating plan for subsequent fiscal years may experience significant challenges in light of ongoing changes in the industry and geographic market it serves which may require the Company to seek alternative sources for cash to support its growth and ongoing operations. Accordingly, the Company has completed several transactions and completed operational changes designed to meet the company’s liquidity requirements, the most significant of which are as follows:

•      On February 11, 2003, the Company entered into a Business Financing Agreement (“Financing Agreement”) with Bridge Bank. The Company may borrow up to $2,500,000 under the conditions set forth in the Financing Agreement and the outstanding balance of principal and accrued interest under this Financing Agreement was $418,913 at December 31, 2003.  The maximum amount we can borrow is contingent on and collateralized by qualified invoices, which will fluctuate from time to time depending on our business volume.  As of December 31, 2003 we have borrowed the maximum amount under this line.  The obligations under the Financing Agreement are secured by first priority liens in all of the Company’s assets and the assets of its subsidiaries pursuant to the terms and conditions of security agreements. This obligation is also guaranteed by our subsidiaries under the terms and conditions of guaranties.

•      On May 21, 2003, the Company’s wholly owned subsidiary, Medical Control Services, Inc. (MCI), which held title to our corporate facility completed the sale of the property to SCP Park Meadows, LLC (SCP).  On that same date, the Company entered into a Lease Agreement dated May 21, 2003 with SCP (the “Lease”). The net proceeds from the sale of the property, after paying off the existing mortgage on the property and paying commissions and expenses, and depositing $1,050,000 to a restricted account to collateralize the letters of credit used as rent deposits to the subsequent lease of the property equaled $1,352,361.  See Note 10, “Subsequent Events”, for further information.

•      On August 13, 2003, the Company executed the relevant documents under which FBR agreed to provide the Company a $500,000 unsecured note. The proceeds of this note were used for working capital purposes.  On August 29, 2003, the Company executed the relevant documents under which FBR agreed to provide the Company a $1,000,000 convertible note.  The proceeds for the new $1,000,000 note from FBR will be used to reduce the collections payable to certain of the Company’s California-based delinquent debt collection clients.

•      On August 29, 2003, the aforementioned $500,000 unsecured note and the $1,000,000 convertible note including combined accrued interest of $2,000 were amended and restated into a $1,502,000 secured convertible promissory note.

•      Subsequent to September 30, 2001, the Company sold its remaining portfolios and assets included in the Company’s 1998 securitization.  The terms of the sale included an immediate payment of $300,000 and a contingency payment of up to $350,000.  As of January 15, 2004, no amounts have been received under the contingent payment arrangement.  The contingent payment is dependent upon the success of the buyer in collecting the portfolio and therefore, the Company is unable at this time to predict the timing of all or any of this payment.

•      In fiscal years 2002 and 2003, the Company has initiated and completed various cost reduction initiatives. Such initiatives are expected to reduce annual operating costs by approximately $2.3 million in fiscal year 2003 and 2004.

•      Management is actively seeking additional funding from traditional providers of corporate financing and strategic alliance partners in case it needs additional funding for fiscal year 2004.  The Company’s largest shareholder, FBR, has provided funding to the Company in the past.  As a component of the process of requesting any additional financing that may be required, management may approach FBR.  However, there can be no assurance that such financing could be arranged on terms satisfactory to us or FBR, or at all.

Based on the financing activities and reductions in operating costs described above, management believes that the Company will have the sufficient working capital it needs to pursue its ongoing growth and strategic goals for fiscal years 2003 and 2004.

3.     Summary of Significant Accounting Policies

a.     Principles of Consolidation

The condensed consolidated financial statements include the accounts of RevCare, Inc. and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated.

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

c.     Revenue Recognition

i.      Service Fees

The Company provides collection, auditing, billing and staffing services for entities primarily in the healthcare industry for a fee.  Revenue recognition varies between the business segments based upon the services provided.

Revenues from the delinquent debt and insurance collection practices are based on a percentage of total collections per each contract. Such revenues are recognized upon receipt of cash from the third-party payers that the Company collects from on behalf of its client.

Revenues from the auditing and billing divisions are based on respective contractual percentage of payments received by our clients.  Customers, comprised mostly of insurance companies, generally make payments to our clients who then report such amounts to the Company. The Company recognizes revenues based on such payment reports.

Revenue from the staffing division is recognized based upon hourly rates, and is recorded as services are rendered.  The Company’s payroll system posts staffing division hours to individual projects on a monthly basis.  The Company bills its clients for the hours incurred at the contract rates. In August 2003, we entered into an Exchange Agreement with Russell and Suzette Mohrmann and their affiliate, Hospital Employee Labor Pool, a California corporation, or HELP, pursuant to which there was a transfer of substantially all the assets related to our administrative and back office temporary staffing division. See Note 10, “Subsequent Events” for more information regarding this matter.

ii.     Sale of Portfolio Receivables and Securitized Residual Interest

On November 21, 2001, the Company sold its portfolio receivables as well as its residual interest in the Company’s 1998 securitization. The sale of the portfolios resulted in a net loss of $70,667 after the reversal of the $140,000 servicing fee accrual. This loss is reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations for the three months ended December 31, 2001.  The terms of the sale included a contingency payment of up to a maximum of $350,000. The contingent payment is dependent upon the success of the buyer in collecting the portfolio and securitized receivables therefore; we are unable to predict the timing of all or any of this payment.  The Company will recognize revenue when, or if any cash payments are received.  As of January 15, 2004, no contingency payments have been received.

d.     Accounts Receivable and Allowance for Doubtful Accounts

Unbilled Receivables primarily relate to the cost of services provided by our managed care unit upon its completion of the work as required by the respective contracts but has not been invoiced at the end of an accounting period. These amounts are subsequently classified as Billed Receivables when the respective invoices are sent to the clients.

We maintain allowances for doubtful accounts for estimated losses resulting from our customer’s inability to make required payments.  Management reviews all accounts receivable on a monthly basis.  Specific invoices over 60 days are discussed with clients.  Based upon historical experience with individual clients, management assesses whether a specific reserve is required for each invoice or client balance.

The Company has generally improved the size and quality of its clients, which has reduced the level of write-offs. The financial condition of a potential client is reviewed to determine credit worthiness.  Should a potential client’s credit worthiness come into question, the company has two options; either reject the engagement or accept the client as a “Net” remit client.  Under the

“Net” remit option, the company retains the portion of the collections that represent fees to the company instead of remitting the entire amount collected and invoicing the client for the fees due.

e.     Property and Equipment

Furniture, fixtures and equipment are carried at cost and depreciated using both straight-line and accelerated methods over the estimated useful lives of the assets, which are generally 4 to 7 years. The building is being depreciated over a period of 39 years. Repairs and maintenance are charged to expense as incurred; replacements and improvements are capitalized.

f.      Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets on an annual basis or whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. Such a triggering event could include a significant decrease in the market value of an asset, or a significant change in the extent or manner in which an asset is used or a significant physical change in an asset. If undiscounted cash flows are not sufficient to support the recorded assets, impairment is recognized to reduce the carrying value of the long-lived asset to the estimated fair value. Estimated fair value will be determined by discounting the future expected cash flows using a current discount rate in effect at the time of impairment. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Additionally, in conjunction with the review for impairment, the remaining estimated lives of certain of the Company’s long-lived assets are assessed.

g.     Collections Payable to Customers

The Company records liabilities for collections received on behalf of its customers as collections payable to customers.  Most of our customer contacts do not require these collected funds to be segregated from our operating cash accounts.  Accordingly, these amounts are included in cash until remitted to customers.  Amounts required to be segregated and held in separate accounts are shown as Restricted Cash in the accompanying condensed consolidated balance sheet.

Commencing in September 2001, in some cases where California-based delinquent debt collection clients did not have the agreement with the Company which required the Company to maintain the funds collected on the clients’ behalf in a separate account, the Company transferred funds from the client account to its general operating account. In addition, payments to such clients were withheld for 90 to 120 days, and sometimes longer. The Company has relied upon the repeal of previous California statutes requiring segregation of client funds by collection agencies when our client contract did not contain an express provision requiring segregation.  In July 2003, the Company determined, despite the lack of clear authority, that the practice of transferring client funds to operating accounts or delay on remitting funds might be deemed a breach of our obligations. Since the Company is unable to determine definitively if this is the case, the Company has taken and is taking additional steps to address this practice. Client funds are no longer transferred to operating accounts for any reason (other than funds owed to the Company for its services to which it is contractually entitled).

h.     Fair Value of Financial Instruments

Fair values of financial instruments are estimated using available market information and other valuation methodologies. The fair values of the Company’s financial instruments are estimated to approximate the related book value, unless otherwise indicated.

i.      Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired and prior to our adoption of SFAS No. 142 was amortized using the straight-line method over 20 years.  The carrying value of goodwill is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment.  The Company annually re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated useful lives of goodwill.  In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.”  SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  Upon adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life but is instead subject to periodic testing for impairment.  The Company adopted this Statement and completed its initial impairment test for goodwill as of October 1, 2002.  As a result of this assessment, the Company determined that one of its segments, HELP, was impaired and recorded an impairment charge of $1,576,328 in the quarter ended December 31, 2002.  The impairment has been reported as a cumulative effect of a change in accounting principle.  In addition to the impairment, the impact of adopting SFAS No. 142 was to cease the amortization of goodwill, which would have amounted to $132,240 of amortization expense for the three months ended December 31, 2002.  Net loss for the three months ended December 31, 2002, including amortization of goodwill, would have been $2,743,555 compared to $2,611,315. For the three months ended December 31, 2001, goodwill amortization expense was $134,976.  Net loss for the three months ended December 31, 2001, excluding amortization of goodwill, would have been $738,269 compared to $873,245.

j.      Earnings (Loss) Per Share

The Company reports basic and diluted earnings (loss) per share (EPS) in accordance with SFAS No. 128. Basic EPS is computed by dividing losses available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed by adding to the weighted average number of shares the dilutive effect of common stock equivalents, if any.

	Quarter Ending December 31st
	2002	2001
Net loss before cumulative effect of change in accounting principle	$(1,034,987)	$(873,245)

Cumulative effect on prior years of changing method of accounting for goodwill and other intangibles with indefinite lives	$(1,576,328)	$—

Net Loss	$(2,611,315)	$(873,245)

Number of shares used in denominator for computing earnings per share for basic and diluted	21,526,909	21,526,909

For the periods presented, there were no reconciling items in the numerator or the denominator in either the basic or diluted amounts.

Earnings (loss) per share (basic and diluted)

Net loss before cumulative effect of change in accounting principle	$(0.05)	$(0.04)

Cumulative effect on prior years of changing method of accounting for goodwill and other intangibles with indefinite lives	$(0.07)	$—

Net Loss	$(0.12)	$(0.04)

k.     Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

l.      Reclassification

Certain amounts in the accompanying 2002 financial statements have been reclassified to conform to the 2003 presentation.

m.    Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets.  SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development or the normal operation of a long-lived asset. SFAS No. 143 required that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset and the expense is to be recognized over the useful life of the long-lived asset. SFAS No. 143 is effective October 1, 2002, with early adoption permitted. The Company adopted SFAS No. 143 effective October 1, 2002, the effect of which was not material to the Company’s financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and is effective for fiscal years beginning after December 15, 2001.  This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of;” however, it retains the fundamental provisions of SFAS No. 121 for (i) recognition and measurement of the impairment of long-lived assets to be held and used and (ii) measurement of long-lived assets to be disposed of by sale.  This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business.  The Company adopted SFAS No. 144 effective October 1, 2002, the effect of which was not material to the Company’s financial position or results of operations.

In April 2002, the FASB issued No. SFAS 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections.”  SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements.”  Accordingly, a gain or loss from a debt extinguishment should not be classified as an extraordinary item unless it meets the criteria for extraordinary item classification in APB Opinion 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.”  SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” because transition to the Motor Carrier Act of 1980 is complete and intrastate operating rights have been deregulated.  SFAS No. 145 is effective for financial statements issued on or after May 15, 2002.  The implementation of this standard did not have a material effect upon the Company’s financial statements.

In June 2002, the FASB approved for issuance SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This Statement provides financial accounting and reporting guidance for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No.  146 is effective for exit or disposal activities initiated after December 31, 2002.  Previously issued financial statements should not be restated.  The provisions of EITF Issue 94-3 continue to apply for an exit activity initiated under an exit plan that met the criteria in EITF Issue 94-3 before the Statement’s initial application.  The implementation of this statement did not have a material effect upon the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, an amendment of FASB Statement No. 123.  The disclosure requirements of Statement 123, “Accounting for Stock-Based Compensation”, which apply to stock compensation plans of all companies, are amended to require certain disclosures about stock-based employee compensation plans in an entity’s accounting policy note.  Those disclosures include a tabular format of pro forma net income and, if applicable, earnings per share under the fair value method if the intrinsic value method is used in any period presented.  Pro forma information in a tabular format is also required in the notes to interim financial information if the intrinsic value method is used in any period presented.  Before amendment by SFAS No. 148, SFAS No. 123 required entities changing to the fair value method of accounting for stock-based employee compensation to account for the change in method prospectively.  The Board decided to provide a choice among three transition methods (the prospective method originally required by SFAS 123, the modified prospective method, and the retroactive restatement method) for entities voluntarily adopting the fair value method in periods beginning before December 16, 2003.  SFAS No. 123’s original prospective transition method will not be available to entities changing to the fair value method in fiscal years beginning after December 15, 2003.

The amendments to the disclosure and transition provisions of Statement 123 are effective for fiscal years ending after December 15, 2002.  Calendar year-end entities are required to include the new disclosures in their 2002 financial statements.  The disclosure requirement for interim financial information is effective for interim periods beginning after December 15, 2002.  Management does not intend to transition to the fair value method of accounting for stock options and believes implementation of this standard will not have a material effect upon the Company’s financial statements except to include the additional required disclosures.

The FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” – an interpretation of FASB Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34.  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  Implementation of these provisions of the Interpretation is not expected to have a material impact on the Company’s consolidated financial statements.  The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ended after December 15, 2002, and have been adopted in the accompanying consolidated financial statements as of September 30, 2002 (see Note 9 (d)).

The FASB has issued Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” – an interpretation of Accounting Research Bulletin (“ARB”) No. 51.  This Interpretation defines a variable interest entity and provides that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise.  Furthermore, the Board indicates that the voting interest approach of ARB No. 51 is not effective in identifying controlling financial interests in entities that are not controllable through voting interest or in which the equity investors do not bear the residual economic risk.  This Interpretation applies immediately to variable interest entities created after

January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  As a result of the issuance of FASB Staff Position FIN 46-6 “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” FIN 46 applies at the end of the interim or annual period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  Management believes the implementation of this Interpretation will not have a material effect upon the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement will not have a material impact on our financial condition or results from operations.

4.     Property and Equipment

Property and equipment consists of the following at December 31, 2002:

Land	$866,575
Building	1,540,577
Equipment and furnishings	2,473,168
4,880,320
Less—Accumulated depreciation	(1,744,617)
$3,135,703

5.     Related Party Transactions

In 1998, as part of Mr. Manny Occiano’s original employment agreement, Mr. Occiano is eligible to participate in the management bonus pool to be established by the Board of Directors and is entitled, during 1999 only, to quarterly advances of $22,500 to be credited against the management bonus when earned.  Mr. Occiano received four such advances in 1999 amounting to $90,000.  This amount is to be credited against future management bonuses when earned.  There have not been any advances made since 1999.  Mr. Occiano also received a loan of $100,000 to purchase 66,000 shares of common stock on the open market.  The loan is secured by a pledge of the common stock acquired.

In conjunction with the acquisition of OCPS, on August 14, 2000 the Company issued $3,675,000 of secured convertible promissory notes to shareholders and officers of OCPS, who were employees or officers of the Company as of September 30, 2002.  All of these notes bear interest at the rate of 8 percent per annum. Of these notes, a total of $3,503,500 mature in January 2003, and the remaining note matures in August 2003, at which time the unpaid principal balances and all accrued and unpaid interest are due.  The balance of these notes at September 30, 2002 was $3,647,430.  At the option of the holder, the notes are convertible into common stock at $0.735 per share. Certain of these notes were amended and/or retired as part of various transactions that were executed in 2003. See Note 10, “Subsequent Events” for additional information regarding these matters.

On September 28, 2001, the Company entered into a revolving line of credit agreement with two officers of the Company.  The agreement permits borrowings up to $350,000 at the bank reference (5.25% at September 30, 2002) rate plus one percent.  The line of credit is unsecured and expires on January 2, 2003.  At September 30, 2002 we owed $350,000 on this line of credit.  On January 2, 2003, we entered into an amendment with these officers in which the maturity date was extended to January 2, 2004. This agreement was amended in June 2003. Please see Note 10, “Subsequent Events” for more information regarding this amendment.

On July 22, 2002, the Company entered into a $100,000 note payable with its majority stockholder, FBR Financial Services Partners, L.P. (FBR) The note bears interest at the bank reference rate (5.25% at September 30, 2002) plus one percent and is payable on demand, but is subordinate to a note from an officer of the Company.  The note is unsecured.

On September 19, 2002, the Company entered into a $1,000,000 convertible note payable (“Note”) with its majority shareholder, FBR.  The note bears interest at 12 percent per annum and is payable on demand, but is subordinate to a note from an officer of the Company.   The note is convertible into the Company’s common stock concurrently or at any time following an equity financing of common stock (“Financing”) at a conversion price equal to eighty-five percent (85%) of the price per share at which the common stock is sold in the Financing.  The Company computed the intrinsic value of the beneficial conversion feature attributable to the convertible note to be $176,471, which will be charged to expense at the time of a Financing. This agreement was amended in June 2003. Please see Note 10, “Subsequent Events” for more information regarding this amendment.

On August 29, 2003, the aforementioned $100,000 unsecured note payable and the $1,000,000 convertible note payable including combined accrued interest of $120,325 were amended and restated into a new $1,220,325 secured convertible promissory note. The significant amendments to the previous notes include the following:

•      The maturity date was extended to September 1, 2005

•      Interest rates on the notes were changed to the prime rate charged by the Company’s lender (5.5% at December 31, 2003) plus 4% per annum payable on the maturity date.

•      All or any portion of the unpaid principal balance and any accrued but unpaid interest outstanding under this Note may be converted into fully paid and nonassessable shares of capital stock of the Company (the “Stock”) concurrently upon or at any time following a Financing (as defined below) at the option of Holder.  The Stock shall have all of the rights, preferences and privileges of the capital stock issued in the Financing.  The number of shares of Stock into which this Note is to be converted shall be determined by dividing said unpaid principal balance and all accrued but unpaid interest by the Conversion Price.  The “Conversion Price” shall be determined at such time as the Company closes an equity financing of Stock or debt convertible into Stock with gross proceeds to the Company of least $500,000 (the “Financing”).  The Conversion Price shall be the price per share at which the Stock is sold in the Financing or the price at which the debt converts into Stock.

On August 13, 2003, the Company executed the relevant documents under which FBR agreed to provide the Company a $500,000 unsecured note. The proceeds of this note were used for working capital purposes.  On August 29, 2003, the Company executed the relevant documents under which FBR agreed to provide the Company a $1,000,000 convertible note.  The proceeds for the new $1,000,000 note from FBR will be used to reduce the collections payable to certain of the Company’s California-based delinquent debt collection clients.

On August 29, 2003, the aforementioned $500,000 unsecured note and the $1,000,000 convertible note including combined accrued interest of $2,000 were amended and restated into a new $1,502,000 secured convertible promissory note.  The significant amendments to the previous notes include the following:

•      The maturity date was extended to September 1, 2005 with all outstanding principal and accrued interest due on this date, subject to customary events of acceleration.  As part of this amendment the maturity date of the principal and any accrued interest on the note payable to Rob Perez was also extended.

•      Interest rates on the notes were changed to the prime rate charged by the Company’s lender (5.5% at December 31, 2003) plus 4% per annum payable on the maturity date.

•      All or any portion of the unpaid principal balance and any accrued but unpaid interest outstanding under this Note may be converted into fully paid and nonassessable shares of capital stock of the Company (the “Stock”) concurrently upon or at any time following a Financing (as defined below) at the option of Holder.  The Stock shall have all of the rights, preferences and privileges of the capital stock issued in the Financing.  The number of shares of Stock into which this Note is to be converted shall be determined by dividing said unpaid principal balance and all accrued but unpaid interest by the Conversion Price.  The “Conversion Price” shall be determined at such time as the Company closes an equity financing of Stock or debt convertible into Stock with gross proceeds to the Company of least $500,000 (the “Financing”).  The Conversion Price shall be the price per share at which the Stock is sold in the Financing or the price at which the debt converts into Stock.

•      The amended note is secured by substantially all of the Company’s assets, including the shares in the Company’s subsidiary, Orange County Professional Services, Inc., pursuant to a security agreement.

On August 29, 2003, the Company entered into an Exchange Agreement with Russell and Suzette Mohrmann and their affiliate, Hospital Employee Labor Pool, a California corporation, or HELP, pursuant to which the transfer was consummated. See Note 10, “Subsequent Events” for more information regarding this agreement.

6.     Notes Payable and Lines of Credit

On November 19, 2001, the Company entered into a secured line of credit, which provides borrowing up to $1,000,000 at the bank’s reference rate of prime plus five percent (9.25 percent at December 31, 2002). The line was set to expire on January 20, 2003 but was extended one month to February 20, 2003. The outstanding balance on this line of credit at December 31, 2002 was $453,869. All outstanding principal and interest owed under this borrowing were paid in full in 2003 (see Note 10, “Subsequent Events”).

The Company had a line of credit, which permitted borrowings up to a maximum of $300,000 at the bank’s reference rate of prime plus two percent (6.25 percent at December 31, 2002). The line of credit expired on May 1, 2003 and was paid in full at that time.  At December 31, 2002 borrowings on the line totaled $33,106. Borrowings were secured by substantially all the assets of OCPS, including accounts receivable and equipment, as well as guaranteed by the former principal owner of OCPS.

The Company has a mortgage note payable to a bank with $2,870,123 of principal outstanding at December 31, 2002. This note is secured by land and a building, due in monthly payments of $25,984, bearing interest at an interest rate based on the yield of the U.S. Five Year Treasury Swap Rate (“the Index”) plus 2.5 percent and no cap. Said rate will be fixed for five years and adjusted on the first business day of each five-year anniversary date of the promissory note dated

December 19, 2000 through January 2021, at which time the entire principal balance is due and payable. All outstanding principal and interest owed under this note was paid in May 2003 as part of the Sale and Leaseback transaction that the Company consummated at that time  (see Note 10, “Subsequent Events”).

A convertible note payable to an individual (related party) for $105,714 of principal and interest was outstanding at December 31, 2002, and is due in monthly installments of $13,613 through August 2003.  Interest on the note is payable at 8 percent per annum. At the option of the holder, any unpaid principal balance may be converted into the company’s common stock at $.0735 per share.

7.     Income Taxes

Income tax expense for the periods presented is based on the estimated effective tax rate to be incurred for the year. Because certain items of income and expense are not recognized in the same year in the financial statements of the Company as in its Federal and California tax returns, deferred assets and liabilities are created. Due to the uncertainty of the Company’s ability to realize its deferred tax assets, a valuation allowance for the full amount of net deferred tax assets has been recorded at December 31, 2002.

8.     Reportable Business Segments

The following disclosures are intended to present reportable segments consistent with how the chief operating decision maker organizes segments within the Company for making operating decisions and assessing performance.  The chief operating decision maker does not use assets to make financial decisions separately within the segments. All assets are consolidated as a whole and are not identified by segments. Presently, the Company is segregated into four divisions, which are as follows:

Physician Services –

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

Recovery –

This division provides pre-delinquent and delinquent collection services primarily for hospital organizations, financial institutions, and retail organizations. This division specializes in direct collections from patients or consumers. Clients pay the Company a percentage of the amounts collected as fees for this service.

Reimbursement Solutions –

This division specializes in auditing, re-billing, and follow-up collections of reimbursable costs due to hospital organizations from third party payors, which, include among others, Medicare, MediCal, HMO’s, and health insurance organizations. Fees for these services vary from fixed fee arrangements, pre-determined hourly rates, to percentage of revenues generated on behalf of the clients.

Temporary Staffing –

This division specializes in providing temporary staffing to hospital organizations and physician service organizations.  Temporary staffing provided to its clients can include administrative, financial, as well as clinical and operational personnel. In August 2003, we entered into an Exchange Agreement with Russell and Suzette Mohrmann and their affiliate, Hospital Employee Labor Pool, a California corporation, or HELP, pursuant to which there was a transfer of substantially all the assets related to our administrative and back office temporary staffing division (see Note 10, “Subsequent Events”).

Below is a summary of the operating information by segment for the three months ended December 31, 2002 and 2001, respectively. The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. Certain assumptions are made concerning the allocations of costs between segments that may influence relative results, most notably, allocations of various types of technology, legal, recruiting and training costs.  Management believes that the allocations utilized below are reasonable and consistent with the way it manages the business.

The following table summarizes the results of our reportable segments for the quarters ended December 31, 2002 and 2001 respectively:

For the quarter ended December 31, 2002:

	Recovery		Physician Services		Reimbursement Solutions		Temporary Staffing		Total

Revenue	$1,012,350	100%	$544,893	100%	$665,347	100%	$537,843	100%	$2,760,433	100%
Direct Labor	403,222	40%	429,017	79%	357,862	54%	399,614	75%	1,589,715	58%
Indirect Labor	183,770	18%	128,336	23%	81,955	12%	33,769	6%	427,830	15%
Other Expenses	181,445	18%	164,305	30%	39,302	6%	22,127	4%	407,179	15%
Total Expenses	768,437	76%	721,658	132%	479,119	72%	455,510	85%	2,424,724	88%

Operating income (loss)	$243,913	24%	$(176,765)	(32)%	$186,228	28%	$82,333	15%	$335,709	12%

Selling, general & administrative expenses									(1,082,252)	(39)%
Depreciation & amortization									(112,702)	(4)%

Loss from Operations									$(859,245)	(31)%

For the quarter ended December 31, 2001:

	Recovery		Physician Services		Reimbursement Solutions		Temporary Staffing		Total

Revenue	$1,247,878	100%	$748,629	100%	$909,777	100%	$373,060	100%	$3,279,344	100%
Direct Labor	535,372	43%	485,459	65%	305,884	34%	257,709	69%	1,584,424	48%
Indirect Labor	243,971	20%	178,167	24%	98,936	11%	15,910	4%	536,984	16%
Other Expenses	151,083	12%	168,005	22%	65,285	7%	6,159	2%	390,532	12%
Total Expenses	930,426	75%	831,631	111%	470,105	52%	279,778	75%	2,511,940	76%

Operating income (loss)	$317,452	25%	$(83,002)	(11)%	$439,672	48%	$93,282	25%	$767,404	24%

Selling, general & administrative expenses									(1,241,395)	37%
Depreciation & amortization									(247,105)	8%

Loss from Operations									$(721,096)	21%

9.     Commitments and Contingencies

a.     Lessee - The Company leases certain office space and equipment under non-cancelable operating and capital leases that expire at various times through fiscal 2006.

b.     Lessor - The Company sub-leases a portion of its building to unrelated entities under operating leases which expire at various times through fiscal 2005. The Company leases to several tenants on a month-to-month basis.

c.     Employment Agreements

On May 30, 2000, the Company entered into a three-year employment agreement with the Chief Executive Officer.  On August 14, 2000, the Company entered into a two-year and a three-year employment agreement with two of its Vice Presidents.  On January 2, 2001, the Company entered into a three-year employment agreement with its Chief Financial Officer.  The agreements provide for annual salaries, paid vacations and other related benefits.  The minimum annual compensation pursuant to such agreements, excluding provisions for fringe benefits

(e.g., vacations, etc.), will be approximately $710,417 and $66,667 in fiscal years 2003 and 2004, respectively. These employment contracts were amended in 2003 (see Note 10, “Subsequent Events” for   relevant information regarding changes to these contracts).

d.     Guarantees

The Company indemnifies all directors and officers of the Company and any person who may have been identified by the Board of Directors.  The Company is obligated, among other things, to indemnify the directors and officers of the Company against liabilities arising from their actions in their capacity as directors and executive officers.  The obligation has no maximum and extends into perpetuity.  The Company carries Directors and Officers (D&O) insurance of $1,000,000 for the benefit of such persons.  Management expects such insurance would cover any costs that might be incurred under the indemnification agreements.

e.     Litigation

The Company is involved, from time to time, in litigation that is incidental to its collection business. The Company regularly initiates legal proceedings as a plaintiff in connection with its routine collection activities. In management’s opinion, none of these legal matters individually will have a material adverse effect on the Company’s financial position or the results of its operations.

f.      Other

As discussed in Note 3 (f), the practice of transferring funds collected on behalf of certain California-based delinquent debt clients to operating accounts or delay in remitting funds might be deemed a breach of the Company’s obligations. In July 2003, the Company reported that it has discontinued this practice and has taken steps to reduce the collections payable balance. The Company believes that a potential consequence of any such potential breach is that certain of our California-based delinquent debt collection clients may feel damaged and may request compensation. To the extent the Company is unable to reach an agreement with entities that request compensation, such entities may initiate legal efforts to pursue claims against the Company. In connection with the process to reduce the collections payable balance owed to certain of the Company’s California-based delinquent debt collection clients, the Company will contact those clients and offer to pay interest to those of which assert a claim as a result of the Company’s past practice.

We have provided copies of our reports on Form 8-K filed on July 10, 2003 and August 15, 2003, respectively, to the Division of Enforcement of the Securities and Exchange Commission. Since that time, the SEC has notified the Company that it has begun an informal investigation involving the Company. The Company is cooperating with the SEC in this process.  No provision has been included in the consolidated financial statements for the impact of an unfavorable outcome, if any, should occur.

10.   Subsequent Events

a.     Changes in Management Employment Agreements

Chief Executive Officer Manuel Occiano’s employment contract expired in May 2003. At this time the employment contract has not been renewed and Mr. Occiano’s employment is considered to be at will.

Chief Financial Officer, Frederick McGee resigned his position on July 28, 2003.

On August 29, 2003, Senior Vice President of Sales and Marketing Executive Robert Perez’ employment contract was extended to September 1, 2005 as part of the restructuring and extension of the note payable Mr. Perez.

On August 29, 2003, as part of the terms of the Exchange Agreement with Russell and Suzette Mohrmann and their affiliate Hospital Employee Labor Pool (HELP), Russell Mohrmann’s employment with the company was terminated.

b.     Sale/Leaseback of Building

On May 21, 2003, the Company’s wholly owned subsidiary, Medical Control Services, Inc. (MCI), which held title to our corporate facility completed the sale of the property to SCP Park Meadows, LLC (SCP).  On that same date, the Company entered into a Lease Agreement dated May 21, 2003 with SCP (the “Lease”). The net proceeds from the sale of the property, after paying off the existing mortgage on the property and paying commissions and expenses, equaled $1,352,361. The transaction will be accounted for as a financing transaction with no gain or loss recorded and the proceeds recorded as a liability.  The Lease provides, among other things, all of the following:

• a twelve year term, with two additional renewal options of five years each;

• base rent of $53,937 per month for the first three years of the Lease, with annual adjustments thereafter based on an index, subject to minimum and maximum annual increases;

• a tenant improvement allowance of $50,000;

• the Company has responsibility for various costs, including those associated with maintaining, insuring, repairing and replacing items on the property;

• security deposits in the form of two irrevocable letters of credits totaling $1,050,000, $400,000 of which is subject to release if we satisfy specified conditions no sooner than 12 months from the date of the transaction (May 21, 2004);

• the Company has an option to repurchase the property between the third and fifth years of the Lease term at a purchase price equal to the amount determined by dividing the annual base rent that otherwise would have been payable for the 12 months following the closing of the repurchase of the property by 8.5%;  and

• the Company has an option to terminate the Lease between the third and fifth years of the Lease upon payment of a termination fee equal to 50% of the amount equal to the net present value of the aggregate base rent payments remaining through the Lease, using a discount rate of 8.5%.

c.     Disposition of Segment

On August 29, 2003 the Company negotiated the disposition of its temporary staffing segment (the “Staffing Business”), and entered into an Exchange Agreement with Russell and Suzette Mohrmann and their affiliate, Hospital Employee Labor Pool, a California corporation, or HELP, pursuant to which the transfer was consummated. Pursuant to the terms of the Exchange Agreement, HELP has acquired substantially all of the assets of the Staffing Business in exchange for: (1) the reduction of $1,900,000 of the indebtedness that the Company owed to the Mohrmanns and their affiliates under various notes that the Company had previously issued to them when the Company acquired a number of businesses from them in 2000, (2) the modification of the terms on the remaining $646,719 owed to the Mohrmanns, including the extension of the Company’s payment obligation, with payments of $25,000 now being due each month commencing approximately September 1, 2004, the termination of the security interest held by the Mohrmanns and the subordination of their debt to the Company’s other lenders.  The impact of this disposition, had it occurred at beginning of fiscal 2002, would be a reduction in first quarter revenue of $537,843 and an increase in loss from operations of $93,282.

d.     Modifications to debt maturities/renegotiation of debt instruments

On September 28, 2001, the Company entered into a revolving line of credit agreement with two officers of the Company.  The agreement permits borrowings up to $350,000 at the bank reference rate plus one percent.  The line of credit is unsecured and expires on January 2, 2003.  At September 30, 2002 we owed $350,000 on this line of credit.  On January 2, 2003, the Company entered into an amendment with these officers in which the maturity date was extended to January 2, 2004. See next paragraph for additional information on this transaction.

In connection with the transfer of all of the assets of the staffing business, the Company further amended and restated the terms of the promissory note originally issued to these officers.  In

September 2001, the officers personally borrowed funds from a commercial bank and then loaned the proceeds to us.  The Company agreed to make interest payments to their commercial lender to the same extent the officers were required to make payments under their commercial bank loan, which interest payments would be credited against the note the Company had issued.  In June 2003, the terms of the officers’ commercial bank loan were modified to require monthly payments of principal in the amount of $25,000 plus all accrued but unpaid interest.  Accordingly, the Company modified the terms of its promissory note in favor of the officers to provide for the same payment terms, which payments shall be paid directly by us to the commercial lender and shall be credited against the amended and restated note. The new and amended note expires in June 2004.

e.     New financing

On February 11, 2003, the Company entered into a Business Financing Agreement (“Financing Agreement”) with Bridge Bank. The Company may borrow up to $2,500,000 under the conditions set forth in the Financing Agreement and the outstanding balance of principal and accrued interest under this Financing Agreement was $418,913 at December 31, 2003. The maximum amount we can borrow is contingent on and collateralized by qualified invoices, which will fluctuate from time to time depending on our business volume.  As of December 31, 2003 we have borrowed the maximum amount under this line.  Part of the proceeds of this Financing Agreement was used to pay all outstanding principal and interest under the Company’s Line of Credit Agreement, which expired in January 2003. The obligations under the Financing Agreement are secured by first priority liens in all of the Company’s assets and the assets of its subsidiaries pursuant to the terms and conditions of security agreements. The obligations are also guaranteed by the subsidiaries under the terms and conditions of guaranties.

Item 2     Management’s Discussion and Analysis of Financial Condition and Results of Operations General

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report.  Certain statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as elsewhere in this Quarterly Report on Form 10-QSB, are forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, without limitation, statements using words such as “may,” “potential,” “expects,” “believes,” “estimates,” “plans,” “intends,” “anticipates,” and similar expressions.  These forward-looking statements are subject to risks and uncertainties that could cause actual results to vary materially from those expressed, implied or projected by such statements.  Certain factors that might cause a difference as well as other risks are detailed in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002.  These forward-looking statements speak only as of the date hereof.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based.

Results of Operations:

Recovery

Total gross collections decreased by $292,094 or 9%, from $3,141,860 for the three months ended December 31, 2001 to $2,849,766 for the three months ended December 31, 2002. The decrease primarily relates to a decline in placements received from existing clients. In addition, contracts for certain clients were not renewed due to various reasons which, include among others, 1) the Company’s decision not to meet lower price and additional requirements; 2) certain clients were acquired by larger entities; and 3) natural attrition. Net collection fees from receivables that the Company manages on behalf of fee-for-service clients showed a decrease of $235,527 for the quarter ended December 31, 2002 as compared to the quarter ended December 31, 2001. The decrease relates to the corresponding decrease in gross collections as discussed above and a general decline in the rates as a result of increasing competition.

Direct Labor as a percentage of revenue decreased 3% between the two periods due to increases in collections per collector resulting from improvements in operating procedures.  Indirect labor cost as a percentage of revenue decreased 2% partially due to favorable improvement in supervisor to staff ratios during the current period as compared to the same period last year.  The increase in other operating costs is primarily due to increases in postage and customer data expenses incurred as part of installation costs for certain placements of accounts that were received in this quarter of fiscal year 2003. The same amount of placements were not received in the this quarter of fiscal year 2002

Physician Services

Revenue received for services to Physician Service Organizations decreased to $544,893 or 27% for the three-month period ended December 31, 2002 as compared to $748,629 for the same period in 2001 due primarily to the termination of two significant contracts during the second half of fiscal year 2002. These clients decided to cease outsourcing the billing functions of their business.  There were new contracts signed to replace the void created during the last quarter of fiscal year 2002 and this quarter but the cumulative volume of the new contracts were less than the volume lost from the two aforementioned clients. In addition these contracts were in various stages of installation which will tend to increase labor and operating costs as a percentage of revenue generated. Accordingly, direct labor as a percentage of revenue increased 14% between the periods. Indirect labor expenses and other direct operating expenses decreased due to cost reductions made as a result of the decrease in business volume in this segment.

Reimbursement Solutions

Revenue decreased by $244,430, or 27%, to $665,347 from $909,777, for the quarters ended December 31, 2002 and 2001 respectively.  The reduction resulted from the completion of certain large non-recurring insurance follow-up projects and reductions in recurring outsourced work from existing clients as they attempt to control their own internal costs.  Direct labor as a percentage of revenue increased 20% due to up front employee costs incurred in preparation to service replacement contracts that have been signed.  Indirect labor and other operating costs decreased 26% from $164,221 to $121,257 in the latest three-month period ended December 31, 2002 as compared to the same period in the prior year due to the cost adjustments made resulting from the completion of certain large non-recurring insurance follow-up projects.

Temporary Staffing

In June 2001, the Company executed certain measures to restructure the policies and procedures of this segment in anticipation of stricter requirements that the Company’s clients might impose on companies providing temporary staffing to healthcare organizations with respect to the protection and dissemination of patient information. Such measures include, among other things, background investigations and more stringent employee standards, which are applied to current and future staff in this segment. As a result, the Company displaced a large number of staff available for placement during the previous quarters. Displaced staff members are currently being replaced with those who conform to new standards. The ongoing replacement produced an increase in revenues in this segment to $537,843 or 44% during the three months ended December 31, 2002 as compared to $373,060 for the three months ended December 31, 2001.  Direct labor as a percentage of revenue increased 6% primarily due to improved quality of staff placed with various clients. Indirect labor as a percentage of revenue increased 2% as a result of hiring more qualified management personnel to manage this segment. The Company believes that the execution of these measures allow the Company to grow this segment with the appropriate quality standards that will be demanded by its clients. This business segment was discontinued in fiscal year 2003. See Note 10, “Subsequent Events”, for additional information on this matter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $1,082,252 during the three months ended December 31, 2002 as compared to $1,241,395 for the three months ended December 31, 2001.  As a percentage of revenues, selling general and administrative expenses remained constant from the three months ended December 31, 2001 to the three months ended December 31, 2002.  The decrease in actual expense is primarily attributed to a reduction in the number of employees engaged in selling and administrative functions during the three months ended December 31, 2002 as compared to the same period in 2001 as a result of an ongoing initiative to reduce the Company’s overhead expenses.

Depreciation expense decreased 2% over the same period last year principally due to a reduction in assets acquired and a decrease in the rate of technology upgrades made by the Company during the past year.  Amortization expense decreased to $0 for the three months ended December 31, 2002 from $132,240 for the three months ended December 31, 2001. This is due to discontinuing the amortization of Goodwill as required under SFAS No. 142.

Interest expense increased to $190,464 for the three months ended December 31, 2002 from $167,852 for the three months ended December 31, 2001. This 13% increase is the result of an increase in net borrowings during the period and interest on notes payable to related parties.

Net income from rental operations decreased by $981, or 6%, from $15,703 for the three months ended December 31, 2001 to $14,722 for the three months ended December 31, 2002, due to increased operating costs.

Liquidity and Capital Resources

Historically, we have financed our operations through cash flows generated by operations and borrowings from credit facilities that are in place as well as received funding from certain related party sources. Capital expenditures and investments in new technology have been primarily financed through non-cancelable capital leases, which expire at various times through fiscal year 2006.  As of December 31, 2002, we have outstanding long-term debt with a financial institution in the form of a mortgage note on our building facility with a remaining balance of approximately $2,870,123 at a variable interest rate that approximates 8.5% and is due in January 2021. As of December 31, 2002, our net working capital deficit totaled $3,472,937.  The Company has completed several transactions designed to meet the Company’s liquidity requirements including, among other things, the following significant transactions:

•      On February 11, 2003, we entered into a Business Financing Agreement (“Financing Agreement”) with Bridge Bank.  We may borrow up to $2,500,000 under the conditions set forth in the Financing Agreement and the outstanding balance of principal and accrued interest under this Financing Agreement was $418,913 at December 31, 2003. The maximum amount we can borrow is contingent on and collateralized by qualified invoices, which will fluctuate from time to time depending on our business volume.  As of December 31, 2003 we have borrowed the maximum amount under this line.  Our obligations under the Financing Agreement are secured by first priority liens in all of our assets and the assets of our subsidiaries pursuant to the terms and conditions of security agreements. Our obligations are guaranteed by our subsidiaries under the terms and conditions of guaranties.

•      On May 21, 2003, the Company’s wholly owned subsidiary, Medical Control Services, Inc. (MCI), which held title to our corporate facility completed the sale of the property to SCP Park Meadows, LLC (SCP).  On that same date, the Company entered into a Lease Agreement dated May 21, 2003 with SCP (the “Lease”). The net proceeds from the sale of the property, after paying off the existing mortgage on the property and paying commissions and expenses, and depositing $1,050,000 to a restricted account to collateralize the letters of credit used as rent deposits to the subsequent lease of the property equaled $1,352,361.  See Note 10, “Subsequent Events”, for further information.

•      On August 13, 2003, the Company executed the relevant documents under which FBR agreed to provide the Company a $500,000 unsecured note. The proceeds of this note were used for working capital purposes.  On August 29, 2003, the Company executed the relevant documents under which FBR agreed to provide the Company a $1,000,000 convertible note.  The use of proceeds for the new $1,000,000 note from FBR will be to reduce the collections payable to certain of the Company’s California-based delinquent debt collection clients.

•      On August 29, 2003, the aforementioned $500,000 unsecured note and the $1,000,000 convertible note including combined accrued interest of $2,000 were amended and restated into a new $1,502,000 secured convertible promissory note.  The significant amendments to the previous notes include the following:

•      The maturity date was extended to September 1, 2005 with all outstanding principal and accrued interest due on this date, subject to customary events of acceleration.  As part of this amendment the maturity date of the principal and any accrued interest on the note payable to Rob Perez was also extended.

•      Interest rates on the notes were changed to the prime rate charged by the Company’s lender (5.5% at December 31, 2003) plus 4% per annum payable on the maturity date.

•      All or any portion of the unpaid principal balance and any accrued but unpaid interest outstanding under this Note may be converted into fully paid and nonassessable shares of capital stock of the Company (the “Stock”) concurrently upon or at any time following a Financing (as defined below) at the option of Holder.  The Stock shall have all of the rights, preferences and privileges of the capital stock issued in the Financing.  The number of shares of Stock into which this Note is to be converted shall be determined by dividing said unpaid principal balance and all accrued but unpaid interest by the Conversion Price.  The “Conversion Price” shall be determined at such time as the Company closes an equity financing of Stock or debt convertible into Stock with gross proceeds to the Company of least $500,000 (the “Financing”).  The Conversion Price shall be the price per share at which the Stock is sold in the Financing or the price at which the debt converts into Stock.

•      The amended note is secured by substantially all of the Company’s assets, including the shares in the Company’s subsidiary, Orange County Professional Services, Inc., pursuant to a security agreement.

•      Subsequent to September 30, 2001, the Company sold its remaining portfolios and assets included in the Company’s 1998 securitization.  The terms of the sale included an immediate payment of $300,000 and a contingency payment of up to $350,000.  As of January 15, 2004 no amounts have been received under the contingent payment arrangement.  The contingent payment is dependent upon the success of the buyer in collecting the portfolio and therefore, the Company is unable at this time to predict the timing of all or any of this payment.

•      In fiscal years 2002 and 2003, the Company has initiated and completed various cost reduction initiatives. Such initiatives are expected to reduce annual operating costs by approximately $2.3 million in fiscal year 2003 and 2004.

•      Management is actively seeking additional funding from traditional providers of corporate financing and strategic alliance partners in case it needs additional funding for fiscal year 2004.  The Company’s largest shareholder, FBR, has provided funding to the Company in the past.  As a component of the process of requesting any additional financing that may be required, management may approach FBR.  However, there can be no assurance that such financing could be arranged on terms satisfactory to us or FBR, or at all.

Based on the financing activities and reductions in operating costs described above, management believes that the Company will have the sufficient working capital it needs to pursue its on going growth and strategic goals in fiscal years 2003 and 2004.

Critical Accounting Policies

Revenue Recognition

The Company provides collection, auditing, billing and staffing services for entities primarily in the healthcare industry for a fee.  Revenue recognition varies between the business segments based upon the services provided.

Revenues from the delinquent debt and insurance collection practices are based on a percentage of total collections per each contract. Such revenues are recognized upon receipt of cash from the third-party payers that the Company collects from on behalf of its client.

Revenues from the auditing and billing divisions are based on respective contractual percentage of payments received by our clients.  Customers, comprised mostly of insurance companies, generally make payments to our clients who then report such amounts to the Company. The Company recognizes revenues based on such payment reports.

Revenue from the staffing division is recognized based upon hourly rates, and is recorded as services are rendered.  The Company’s payroll system posts staffing division hours to individual projects on a monthly basis.  The Company bills its clients for the hours incurred at the contract rates. In August 2003, we entered into an Exchange Agreement with Russell and Suzette Mohrmann and their affiliate, Hospital Employee Labor Pool, a California corporation, or HELP, pursuant to which there was a transfer of substantially all the assets related to our administrative and back office temporary staffing division. See Note 10, “Subsequent Events”, for more information regarding this matter.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from our customer’s inability to make required payments.  Management reviews all accounts receivable on a monthly basis.  Specific invoices over 60 days are discussed with clients.  Based upon historical experience with individual clients, management assesses whether a specific reserve is required for each invoice or client balance.

The Company has generally improved the size and quality of its clients, which has reduced the level of write-offs. The financial condition of a potential client is reviewed to determine credit worthiness.  Should a potential client’s credit worthiness come into question, the Company has two options; either reject the engagement or accept the client as a “Net” remit client.  Under the “Net” remit option, the Company retains the portion of the collections that represent fees to the Company instead of remitting the entire amount collected and invoicing the client for fees due.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets on an annual basis or whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. Such a triggering event could include a significant decrease in the market value of an asset, or a significant change in the extent or manner in which an asset is used or a significant physical change in an asset. If undiscounted cash flows are not sufficient to support the recorded assets, impairment is recognized to reduce the carrying value of the long-lived asset to the estimated fair value. Estimated fair value will be determined by discounting the future expected cash flows using a current discount rate in effect at the time of impairment. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Additionally, in conjunction with the review for impairment, the remaining estimated lives of certain of the Company’s long-lived assets are assessed.

Item 3     Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 1.    Legal Proceedings

Not Applicable

Item 2.    Changes in Securities

Not Applicable

Item 3.    Defaults Upon Senior Securities

Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.    Other Information

Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

*31	CEO and CFO Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVCARE, INC.

Date: January, 23, 2004	By:	/s/ Manuel Occiano
Manuel Occiano
Chief Executive Officer

	By:	/s/ Kenneth Leighton
Kenneth Leighton
Acting Chief Financial Officer