Form 10KSB
period 2002-09-30
REVCARE INC
filed 2004-01-29
CIK 811510

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended September 30, 2002	Commission File Number: 0-17192

REVCARE, INC.
(Name of small business issuer in its charter)

Nevada	84-1061382
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5400 Orange Avenue, Suite 200, Cypress, California	90630
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number: (714) 995-0627

Securities registered under Section 12(b) of the Exchange Act:
(Title of each class)	(Name of each exchange on which registered)
NONE	NONE

Securities registered under Section 12(g) of the Exchange Act:
(Title of class)
COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐  NO ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

State issuer’s revenues for its most recent fiscal year:  $13,382,892

State the aggregate market value of the voting stock held by nonaffiliates of the registrant:  $580,582.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  21,526,909 shares of Common Stock issued and outstanding as of January 29, 2004.

Transitional Small Business Disclosure Format (Check one):   Yes ☐ No ☒

ITEM 1                                                        DESCRIPTION OF BUSINESS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES (SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS USING SUCH WORDS AS “MAY,” “POTENTIAL,” “EXPECTS,” “BELIEVES,” “ESTIMATES,” “PLANS,” “INTENDS,” “ANTICIPATES” AND SIMILAR EXPRESSIONS).  FOR A DISCUSSION OF CERTAIN FACTORS WHICH MAY AFFECT THE OUTCOMES PROJECTED IN SUCH STATEMENTS, SEE “RISK FACTORS” ON PAGES 9 TO 12 OF THIS ANNUAL REPORT ON FORM 10-KSB. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED.  THESE FORWARD-LOOKING STATEMENTS REPRESENT OUR JUDGMENT AS OF THE DATE OF THE FILING OF THIS ANNUAL REPORT ON FORM 10-KSB.  WE DISCLAIM, HOWEVER, ANY INTENT OR OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

Our Company

RevCare, Inc. is one of the leading providers of revenue cycle management services in California, Nevada and Hawaii.  We have traditionally focused our services on three segments of the accounts receivable management industry – healthcare, banking and retail.  However, with our acquisition of four healthcare revenue cycle management companies in August 2000, we are now concentrating on offering our comprehensive and integrated suite of services to manage the revenue cycle of healthcare providers.  We now have the ability to provide the services required by our healthcare clients to manage all phases of their revenue cycle, which include:

physician and hospital billing,

non-delinquent and delinquent receivable collections,

reimbursement maximization projects,

back-office staffing and outsourcing, and

litigation management services

We have significant presence in the Southern California, Las Vegas and Hawaii healthcare markets.  We provide services to approximately 1,288 healthcare facilities in these geographic areas.  We currently manage over $2.1 billion in receivables for our billing and collections clients on an annual basis.  We have contracts to provide revenue cycle management projects to approximately 160 healthcare facilities in the western region of the United States.  We provide back-office temporary staffing and outsourcing to approximately 33 facilities in Southern California.

We believe our acquisitions will allow us to continue to access various sources of capital to fund our ongoing growth, which may include additional acquisitions of companies in geographic areas where there is a demand for our services.  Our immediate goal is to become the most prominent provider of revenue cycle management services to healthcare providers in the western region of the United States.  We have continued development on two important initiatives that will enhance our client service delivery processes:

an accumulation of our clients’ data that we will process to provide information specific to our clients and benchmark statistics about the industry a professional development center designed to continually expand the basic, technical and regulatory compliance knowledge of our staff.

While we are directing our services primarily to the healthcare industry, we also continue to provide national receivable management services to certain non-healthcare companies in the financial services, auto and retail industries. The retail industry represents approximately 10% of our business. Our clients in these industries primarily utilize our delinquent debt recovery and litigation management services. In the future, we anticipate a reduction in the percentage of business related to non-healthcare companies.

We have discontinued purchasing charged-off receivable portfolios and do not intend to participate in this business.

Our Business Strategy

Our business strategy focuses on positioning ourselves as a strategic partner and business advisor to healthcare organizations for their revenue cycle management needs.  Key elements in our strategy include:

Organizational Intelligence – We are continuing to build a knowledge base that will be enriched by the significant amount of data we receive and produce in the course of delivering our services.  We believe that our clients will benefit from the specific performance information and from the industry level benchmark comparisons that this pool of information may provide once it is processed and organized, to better manage their business practices.  We intend to use the latest application service provider (or ASP) technology to provide our clients with secured, ready access to our knowledge base through our website.

Technology – We plan to continue to utilize and leverage technology to provide our clients with more services and information that are critical to their business in more convenient and economical ways.

Our People – Our success will also largely depend on our ability to recruit, retool and retain smart professionals.  To ensure professionalism and technical knowledge in our people, we created the Professional Development Center.  The center assures us that our people will learn and understand our corporate culture, standardized basic procedures and the latest changes in technical and regulatory requirements in the industries we serve, and become proficient in using the technology tools and resources that are available to them.

Fundamental to our strategy is our attention to:

building awareness of our brand in the geographic markets that we service, which will support the development of our service lines in new markets.

developing strategic alliances with finance and technology companies who focus on the healthcare industry, and marketing and cross promotion alliances with other service providers to reach new clients and expand value-added services provided to existing clients.

enhancing financial performance in all our service lines by maximizing the use of technology to streamline internal processes, lowering the cost of service and information delivery, and extracting economies of scale from internal growth and acquisitions.

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

On May 30, 2000, FBR Financial Fund II, L.P., now known as FBR Financial Services Partners (FBR), purchased newly issued shares representing approximately 70% of our outstanding stock for $7.5 million.  With the proceeds of this investment, we were able to complete our acquisition of CPS, Insource, HELP and RBA in August 2000.  We have combined these companies with our previously owned subsidiaries Medical Control Services, Inc. and Lien Solutions, Inc., which specialize in the healthcare industry and Merchants Recovery Services, Inc., which focuses on non-healthcare clients.  These subsidiaries started their operations at various times from 1977 through 1982.   As part of the transition we also changed our name to RevCare, Inc.  We believe the combination of experience and knowledge acquired through the addition of these companies will allow us to provide an integrated and comprehensive suite of services to manage the revenue cycle of most healthcare providers.  We also extended our geographic presence to the Nevada and Hawaii markets with these acquisitions.

Our Services to the Healthcare Industry

Billing Services

We perform coding, processing and electronic submission of claims (including Medicare and MediCal) arising from services performed by medium to large physician groups and hospitals.  We currently utilize IDX billing technology to process claims for our clients. Additional services provided either independently or in conjunction with the above billing services include; baseline and annual physician audits and physician and staff education.  We perform charge ticket reviews and development, as well as, reviewing the charge capture process.  Other services include; operational consulting services and compliance reviews. We earn our revenue based on a contractual percentage of the dollar value of claims paid or on a fixed fee basis.

Recovery Services

Pre-Collect Services – We provide pre-delinquency collection services to our clients by acting as an extension of our clients’ accounts receivable department.  We provide clients with speed dialing and professionally trained staff to help them achieve better penetration of their non-delinquent pool of receivables.

Delinquent Debt Recovery – Whether the cause is improper processing of the claims or the patient’s reluctance or inability to pay, certain receivables require specialized skills to achieve maximum liquidity.  Our staff is trained to identify the causes and the appropriate approaches to ensure professional treatment of our clients’ patients and customers.  In the future, we expect the account segmentation and filtration processes that may result from the information accumulated in our knowledge base to help us minimize the staff’s efforts on accounts with low or no collectable value.

Reimbursement Solutions

Managed Care Audits – We have a comprehensive audit program that employs technology and experienced professionals on managed care accounts that have been closed for over one year.  This process includes a thorough review of all payments and/or denials received under the terms and conditions of managed care contracts.  We retain an agreed upon percentage of the re-billed services paid by the insurance carriers.

Clinical Denial Audits – Insurance carriers deny claims due to a variety of reasons.  We audit denied claims to determine whether they were appropriately denied.  We typically retain an agreed upon percentage of the payment received by our clients from contested claims.  The percentage of re-billed claims varies according to the nature of the claim, the services provided, and the processes and methods followed by the business office of the healthcare provider.

Zero Balance Reviews - This service is an extension of our managed care audit service but applies to all accounts that have been settled at significantly less than the amount originally billed.  Prior to accepting an engagement, our professionals conduct a feasibility study of the client’s internal receivable management process.  We review a sample of accounts throughout the period and assess the processes and methods followed by the back office.  The client ordinarily pays for the feasibility study.  We retain an agreed upon percentage of the re-billed services paid by the insurance carriers.

Compliance Reviews – We provide consulting services on healthcare regulatory compliance matters to small- to medium- sized medical offices.  This service provides for a thorough review of the medical facility.  Process flow is documented for each component of the accounts receivable management process.  The review produces detailed documentation, which forms the basis of our recommendations for implementing an effective compliance program.  The ultimate goal of the compliance program is to promote prevention, detection, and resolution of instances of conduct that do not conform to Federal and state laws.  Fees for this service are generally fixed rates based on the size of the office and other factors.

Staffing and Outsourcing Services

One of the major challenges of financial officers and business office managers is the maintenance of an adequate number of properly trained and experienced professionals to perform the continuously increasing workload in the receivable management units.  Unexpected departures or absences of experienced coders, billers, abstractors and collectors within a unit may create significant backlogs which may lead to potential increases in claim denials and deterioration of receivable liquidation rates. Some healthcare providers prefer to outsource portions of or all of their back office processes.  Our seasoned and knowledgeable healthcare receivable specialists are available for various assignments throughout the western region.  Specific hourly rates are determined by the employee’s level and years of experience, expertise and education.

In August 2003, we entered into an Exchange Agreement with Russell and Suzette Mohrmann and their affiliate, Hospital Employee Labor Pool, a California corporation, or HELP, pursuant to which there was a transfer of substantially all the assets related to our administrative and back office temporary staffing division. Accordingly, we do not expect to earn revenues from this business segment subsequent to August 2003. See also Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations for more discussion on this matter.

Our Services to Non-Healthcare Clients

We have been providing recovery services to the financial services, retail, and commercial industries for over twenty years.  We have developed a particular expertise in the handling of accounts financed by retail and finance companies, which comprise a large portion of our non-healthcare client base.  Most of our services involve the earlier stages of recovery of our clients’ delinquent accounts receivable.

Support Services

To provide effective and thorough services to our clients, we also offer the following services and systems to support our core operations:

Litigation Management – We have a specialty recovery department with a full time attorney to manage litigation and bankruptcy related activities.  The attorney and support staff have more than ten years of full time employment with us.  Litigation management includes filing legal actions on collection accounts, enforcement of judgments, and the perfecting of Chapter 13 bankruptcy claims nationwide.

Technology and Information Systems – We recognize the value of combining human resources with the latest computer and telecommunications technology to manage the receivables assigned to us effectively.  Accordingly, we maintain sophisticated data processing support and management information systems that can be easily operated by our billing and recovery specialists.

Our receivable management software system is compiled under a widely used, high level programming language.  It operates under a Microsoft Windows environment distributed by a Windows NT network system.  A central computer file server connected to an array of disc drives maintains our management information database.

We believe that knowledge is a key differentiating factor in our business.  Our long experience in the receivable management business has allowed us to accumulate a base of knowledge which, if properly maintained and continually enriched, can provide significant information to our clients to enhance their decision making processes to include analysis of profitable lines of business and problem areas to avoid.  With the proper management of the data we continuously gather from our daily customer interaction, we will improve our recovery strategies and management reports for our clients.

We continue to expand our data management capability by utilizing ODBC (Open Database Connectivity) capable report writing on an Oracle open database system.  This system integrates our current receivable management operating system and existing telecommunication technology.  This system also allows us to create a more precise coding system to extract, sort, and store information that we believe will be useful to our clients’ decision making process with respect to the relative values and expected performance of their outstanding receivables.  We intend to use this system to develop information retrieval and delivery processes for our clients utilizing the Internet.

Professional Development Center - Notwithstanding the factors discussed above, the most critical factor that impacts our ability to execute our operating mission is our ability to manage the three R’s of human resources –Recruit, Retool, Retain.

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

Training programs are also open to our clients in order to enhance the skills of their employees in those areas where the client does not wish to outsource the process.  These classes are conducted at our offices or at the client’s facilities and are scheduled throughout the year.

Our Professional Development Center also offers beginning and advanced coding and billing classes.  We offer the “Professional Medical Coding Curriculum” that was developed by the American Academy of Professional Coders.  This class is an extensive 20 week program that will prepare the coder to become certified.  The CPC certification exam is administered at the completion of the class.

Marketing and Advertising

Our marketing strategy is focused on three goals - building brand awareness, acquiring specifically targeted clients in the western region of the United States and cross selling our value-added services to our existing client base.  We pursue these goals through a combination of:

marketing through selected trade shows and conventions.

marketing on our own websites and other online opportunities.

direct mail marketing.

attendance at industry-sponsored public relations events.

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

Our recovery operation is regulated by the Fair Debt Collection Practice Act and the Telephone Consumer Protection Act, which are enforced by the Federal Trade Commission.  In 1996, HIPAA was passed, which addresses the compliance requirements to safeguard patient information that is shared and communicated during the various billing and recovery processes.  In this regard, we devote continuous efforts through ongoing training and monitoring to provide ethical, innovative, high quality receivable management services, which meet the needs of our clients and comply with applicable laws.

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

Competition

All aspects of our business are highly competitive.  We compete directly with OSI, NCOG, and approximately 6,000 small businesses operating in any, but not all of our segments. Many of our competitors such as OSI and NCOG, have far greater resources and have access to capital markets that may be unavailable to us.

We believe that the principal competitive factors affecting our business are performance, price, and quality of service provided.  We believe that our strategic focus and innovative approaches will allow us to compete effectively with current providers of like services.

Employees

As of September 30, 2002, we had 239 full time employees and 15 part time employees.  A total of 232 of these employees are based in Southern California, 8 are based in Las Vegas, 2 are based in Arizona, and 12 are based in Hawaii.  None of our employees are subject to a collective bargaining agreement.  We believe that our relations with our employees are good.

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

Two of our directors, George L. McCabe and Edward Wheeler, are managing directors of our majority shareholder, FBR Financial Fund II, L.P., which beneficially owns approximately 70% of the outstanding shares of our common stock as of September 30, 2002.  Accordingly, FBR and Messrs. McCabe and Wheeler are able to control us and our affairs and business, including any future issuances of common stock or other securities, merger and acquisition decisions, declaration of dividends and the election of directors.  In addition, our stock price and our ability to raise capital could be injured if FBR was to sell a significant portion of its holdings on the open market.  Generally, FBR may either sell its shares under a registration statement or in compliance with the volume limitations and other requirements imposed by Rule 144 adopted by the SEC.

We may need additional capital, which may be unavailable.

Our growth strategy, including our proposed technological enhancements, may require greater expenditures than expected in our current business plan.  Our capital requirements will depend on numerous factors, including:

our rate of sales growth—fast growth may actually increase our need for additional capital to hire additional staff, purchase additional equipment and technology, finance the increase in accounts receivable and supply additional support services.

our progress in providing improved reporting to our clients will require additional capital.

the level of resources that we devote to the development and marketing of our services and products—any decision we make to improve, expand or simply change our process, services or technology will require increased funds.

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

The number of shares of our common stock that traded daily on the OTC Bulletin Board during 2002 averaged less than 5% of the average outstanding common stock.  As a result of our low trading volume and various other factors beyond our control, the market price for our common stock is volatile.  Some of the factors that may subject our stock price to wide fluctuations include:

the timing and announcement of acquisitions by us or our competitors.

government regulatory action.

quarterly variations in operating results.

announcements of technological innovations, new services or pricing by our competitors.

changes in, or failure to meet, the expectations of investors.

the timing and extent of technological advancements.

the sales of our common stock by affiliates or other shareholders with large holdings.

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

The accounts receivable management and telemarketing industries are regulated under various United States federal and state laws and regulations.  Many states require that we be licensed as a debt collection company.  If we fail to comply with applicable laws and regulations, it could result in the suspension or termination of our ability to conduct accounts receivable management or telemarketing services, which would have a materially adverse effect on us.  In addition, new federal or state laws or regulations, or changes in the ways these rules or laws are interpreted or enforced, could limit our activities in the future or significantly increase the cost of regulatory compliance.

The healthcare industry and some of the other industries served by us are also subject to varying degrees of government regulation.  Although our clients are generally responsible for complying with these regulations, we could be subject to a variety of enforcement or private actions for our failure or the failure of our clients to comply with these regulations.

We compete with approximately 6,000 providers in the accounts receivable management industry which could reduce our market share and have a materially adverse effect on our future financial results.

We compete with approximately 6,000 providers in providing accounts receivable management services.  We compete with large national corporations as well as many regional and local firms.  We may lose existing or prospective business to competitors that have established and larger marketing and sales organizations, significantly greater financial and technical resources and a larger base of customers or operate in broader geographic areas than we do.  Because of the large numbers of providers, in the future we may have to reduce our collection fees to remain competitive.  Many larger clients retain multiple accounts receivable management providers, which expose us to continuous competition in order to remain a preferred vendor.

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

As noted above, our business is highly dependent on our telecommunications and computer systems.  These systems could be interrupted by natural disasters, power losses, or similar events.  Our data is secured daily and the computer hardware required to operate it can be replaced quickly. Our business also is materially dependent on service provided by various local and long distance telephone companies.  If our equipment or systems cease to work or become unavailable, or if there is any significant interruption in telephone services, we may be prevented from providing services.  Because we generally recognize income only as accounts are collected, any failure or interruption of communication services would mean that we would continue to incur payroll and other expenses without any corresponding income.

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

ITEM 2                                                        DESCRIPTION OF PROPERTY

Throughout fiscal year 2002 and until May 21, 2003, we owned our office building and property located at 5400 Orange Avenue, Cypress, California, where we conduct our primary operations.  The office building, which was purchased in 1993, contains approximately 53,000 square feet of office space.  Currently, we occupy approximately 37,000 square feet for our operations, and the remainder of the building is available for lease to third party tenants.

As previously reported on Form 8-K filed July 10, 2003, on May 21, 2003, our subsidiary Medical Control Services, Inc. (MCI) which held title to our corporate facility completed the sale of the property to SCP Park Meadows, LLC (SCP).  On that same date, we entered into a Lease Agreement dated May 21, 2003 with SCP (the “Lease”). The Lease provides, among other things, all of the following:

a twelve year term, with two additional renewal options of five years each base rent of $53,937 per month for the first three years of the Lease, with annual adjustments thereafter based on an index, subject to minimum and maximum annual increases a tenant improvement allowance of $50,000

our responsibility for various costs, including those associated with maintaining, insuring, repairing and replacing items on the property security deposits in the form of two irrevocable letters of credit totaling $1,050,000, $400,000 of which is subject to release within twelve months if we satisfy specified conditions our option to repurchase the property between the third and fifth years of the Lease term at a purchase price equal to the amount determined by dividing the annual base rent that otherwise would have been payable for the 12 months following the closing of the repurchase of the property by 8.5%

our option to terminate the Lease between the third and fifth years of the Lease upon payment of a termination fee equal to 50% of the amount equal to the net present value of the aggregate base rent payments remaining through the Lease, using a discount rate of 8.5%

Copies of these agreements implementing these transactions are filed as Exhibit 10.13 through 10.15 to the Form 8-K filed on July 10, 2003, and incorporated herein by reference.

We also have leased offices located at 2235 E. Flamingo Road, Suite 405, Las Vegas, NV 89119; and at 46-001 Kamehameha Hwy, Suites 308 and 309, Kaneohe, HI  96744.

ITEM 3                                                        LEGAL PROCEEDINGS

We are involved, from time to time, in litigation that is incidental to our collection business.  We regularly initiate legal proceedings as a plaintiff in connection with our routine collection activities.  In management’s opinion, none of these legal matters individually will have a material adverse effect on our financial position or the results of our operations.

Commencing in September 2001, in some cases where California-based delinquent debt collection clients did not have the agreement with the Company which required the Company to maintain the funds collected on the clients’ behalf in a separate account, the Company transferred funds from the client account to its general operating account. In addition, payments to such clients were withheld for 90 to 120 days, and sometimes longer. The Company has relied upon the repeal of previous California statutes requiring segregation of client funds by collection agencies when our client contract did not contain an express provision requiring segregation.  In July 2003, the Company determined, despite the lack of clear authority, that the practice of transferring client funds to operating accounts or delay on remitting funds might be deemed a breach of our obligations. Since the Company is unable to determine definitively if this is the case, the Company has taken and is taking additional steps to address this practice. Client funds are no longer transferred to operating accounts for any reason (other than funds owed to the Company for its services to which it is contractually entitled). The Company believes that a consequence of any such potential breach is that certain of our California-based delinquent debt collection clients may feel damaged and may request compensation. To the extent the Company is unable to reach an agreement with entities that request compensation, such entities may initiate legal efforts to pursue claims against the Company. In connection with the process to reduce the collections payable balance owed to certain of the Company’s California-based delinquent debt collection clients, the Company will contact those clients and offer to pay interest to those of which assert a claim as a result of the Company’s past practice.

We have provided copies of our reports on Form 8-K filed on July 10, 2003 and August 15, 2003, respectively, to the Division of Enforcement of the Securities and Exchange Commission. Since that time, the Company has been notified by the SEC that it has begun an informal investigation involving the Company. The Company is cooperating with the SEC in this process.

ITEM 4                                                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2002.

PART II

ITEM 5                                                        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,386,658	$0.63	1,863,342
Equity compensation plans not approved by security holders	400,000	$3.06	—
Total	1,786,658	$1.18	1,863,342

Our common stock, $.001 par value, is traded under the symbol “RVCR.PK” through the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc.  The OTC Electronic Bulletin Board has no financial eligibility standards and is totally separate from the Nasdaq Stock Market.  The OTC Electronic Bulletin Board does not constitute an active trading market and trading in our common stock is limited and sporadic.  The following table sets forth the range of high bid and low bid quotations for our common stock for the periods indicated.  The quotations are inter-dealer prices in the over-the-counter market without retail mark-ups, markdowns or commissions, and may not represent actual transactions.

	2002		2001
	High	Low	High	Low

4th Quarter ending 9/30	$0.100	$0.090	$0.290	$0.120

3rd Quarter ending 6/30	0.130	0.070	0.400	0.180

2nd Quarter ending 3/31	0.320	0.080	0.625	0.218

1st Quarter ending 12/31	0.300	0.110	0.625	0.187

As of September 30, 2002 there were 1,479 holders of record of our common stock.

Dividend Policy

We have never paid a dividend and do not anticipate paying any cash dividends in the foreseeable future.  We intend to retain any earnings to provide funds to finance future growth.

ITEM 6                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES (SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS USING WORDS SUCH AS “MAY,” “POTENTIAL,” “EXPECTS,” “BELIEVES,” “ESTIMATES,” “PLANS,” “INTENDS,” “ANTICIPATES” AND SIMILAR EXPRESSIONS).  THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING THOSE SET FORTH BELOW AND IN ITEM 1 OF THIS ANNUAL REPORT ON FORM 10-KSB UNDER THE CAPTION “RISK FACTORS,” THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THOSE PROJECTED.  THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE HEREOF.  WE EXPRESSLY DISCLAIM ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN OUR EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.  THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS (AND NOTES THERETO) CONTAINED ELSEWHERE HEREIN.

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

Revenue from the staffing division is recognized based upon hourly rates, and is recorded as services are rendered.  The Company’s payroll system posts staffing division hours to individual projects on a monthly basis.  The Company bills its clients for the hours incurred at the contract rates. In August 2003, we entered into an Exchange Agreement with Russell and Suzette Mohrmann and their affiliate, Hospital Employee Labor Pool, a California corporation, or HELP, pursuant to which there was a transfer of substantially all the assets related to our administrative and back office temporary staffing division. See

Note 13, “Subsequent Events”, to our consolidated financial statements, for more information regarding this matter.

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

Overview

Business

The following discussion and analysis of our financial condition and results of our operations are based on the consolidated results of operations.  A more detailed discussion of the accounting principles used to prepare the consolidated financial statements (including the assets, liabilities, and results of operations of the businesses and the specific entities included in the consolidation) is set forth in Note 2 to our consolidated financial statements included in this annual report on Form 10-KSB.

Revenues

Commissions and fees, which account for most of our total revenues, include commissions earned from billing, recovery, revenue maximization projects and consulting services that we provide to our clients.  Commissions and fees for our billing and recovery operations are primarily affected by the quality and age of the receivable pool we are asked to manage.  In general, commissions and fees for our billing and recovery services fluctuate based on the negotiated rate per the contract, and the number of accounts we process and manage.  Accounts we manage have increased 10% to $2.1 billion as of September 30, 2002 from approximately $1.9 billion as of September 30, 2001.  Fees for our special projects and consulting services depend largely on the type of service or project we perform and, therefore, are arranged on a case-by-case basis.  Such fees are primarily affected by the quality and age of the receivable pools as well as the efficiency of our clients’ back office operations.

We previously purchased charged-off accounts receivable portfolios.  Collections from these portfolios represented a portion of our revenues.  Portions of these portfolios were also sold to provide additional revenues.  We discontinued purchasing these portfolios in 1999 and subsequent to September 30, 2001, we sold our remaining portfolios and assets included in the Company’s 1998 securitization.  The terms of the sale included an immediate payment of $300,000 and a contingency payment of up to $350,000. The contingent payment is dependent upon the success of the buyer in collecting the portfolio and therefore, we are unable at this time to predict the timing of all or any of this payment. Collectively, the sales are not expected to have a material impact on our results of operations.

We also earn revenues from temporary staffing and placement services provided specifically to the healthcare industry.  Revenues from our temporary staffing services are generated based on hourly and/or per diem rates charged to our clients.  These rates vary according to the level of skills and technical knowledge of our staff.  Placement fees are negotiated on a case-by-case basis and are predominantly determined by a percentage of the annual salaries of the placed employees.  These services are provided by one of the acquired businesses.  Accordingly, we did not perform these services prior to August 14, 2000. In August 2003, we entered into an Exchange Agreement with Russell and Suzette Mohrmann and their affiliate, Hospital Employee Labor Pool, a California corporation, or HELP, pursuant to which there was a transfer of substantially all the assets related to our administrative and back office temporary staffing division. Accordingly, we do not expect to earn any revenues from the temporary staffing and placement services after August 2003.

While our primary market going forward will be healthcare providers, a portion of our revenues in 2002 consisted of commissions and fees earned from non-healthcare clients.  The following is a summary of our revenues:

	2002	2001

Revenues:
Recovery	$5,076,778	$6,536,699
Physician Services	3,137,544	2,672,615
Reimbursement Solutions	3,530,896	1,245,921
Temporary Staffing	1,637,674	3,703,509
Total revenues	$13,382,892	$14,158,744

Operating Expenses

Our largest operating expense is employee compensation and benefits, which includes salaries and wages, incentive compensation and related employee benefits and taxes.  Our compensation program for recovery specialists includes incentives based on the amount of net fees they individually generate; as such, compensation expense for this group will vary directly with the amount of fees generated by our recovery business.  Most of our managers receive annual incentive compensation based on the overall results of our operations in each of our business lines as well as their individual performance.  Therefore, a significant portion of compensation and benefits expense will fluctuate based on our operating results.  Compensation expense may also reflect stock options granted to our employees under our stock option plan.  There were 60,000 and 455,000 stock options granted during 2002 and 2001 respectively; however, no compensation expense was recorded.

Included in other operating expenses are postage and telephone expenses that account for the next largest components of our operating expenses.  These expenses will fluctuate based on the volume of accounts we manage and, correspondingly, with the commissions and fees we generate.  These expenses reflect our primary methods of communication with our clients’ customers and they include costs to send customer/payor invoices and statements as well as telecommunication costs incurred in various negotiation activities with such customers.

We ratably allocated the cost of purchased loans receivable portfolios on an account-by-account basis.  Collections received from any one account are applied to the basis of the respective account before revenue was recognized.  Integral to our collection operations was the timely identification of accounts that were deemed uncollectible.  The uncollectability of an account was primarily based on the current status of the account (such as bankrupt or deceased) and the historical experience of the specific portfolio as well as similar portfolios.  We recorded an amortization reflecting the accumulated costs allocated to those accounts deemed uncollectible to properly reflect management’s estimate of the remaining net proceeds to be realized from a given portfolio.  As previously mentioned, we have not purchased any portfolios since 1999 and we departed from this line of business.  Accordingly, we expect this cost to decline as the remaining unamortized cost basis of the purchased portfolios are realized through collections or sale of such portfolios.  In December 2001, we sold the remaining portfolios and discontinued amortizing costs related to the portfolios.

Depreciation expense relates primarily to the building facility where we conduct a significant portion of our operations.  In addition, our investments in technology and telecommunication equipment over the last several years will continue to impact this expense item.

The most significant income component of other income and expense relates primarily to net proceeds received from rental of the portion of our building that we do not occupy. Interest expense comprises the significant component of other expenses.

We have experienced substantial changes in our business and operations since we completed the acquisition of certain companies in August 2000.  Developmental spending which includes, among other things, product and service rollouts, and certain information technology systems improvements, is expected to be discretionary and will vary in response to various market conditions.  However, a significant portion of our expenses, such as administrative salaries and wages, occupancy and equipment, and depreciation should not vary, at least in the short term, with fluctuations in our revenues.  We expect to continue to experience periods of rapid change in the future.  Our current expansion has placed, and any future expansion would place, significant demands on our administrative, operational, financial and other resources.

Result of Operation and Financial Overview—Years ended September 30, 2002 and 2001

	2002		2001
	Amount	Percent of Revenues	Amount	Percent of Revenues

Revenues
Recovery	$5,076,778	37.9%	$6,536,699	46.2%
Physician Services	3,137,544	23.5	2,672,615	18.9
Reimbursement Solutions	3,530,896	26.4	1,245,921	8.8
Temporary Staffing	1,637,674	12.2	3,703,509	26.1
Total revenues	13,382,892	100.0	14,158,744	100.0

Operating Expenses
Employee compensation and benefit	8,247,166	61.6	9,093,213	64.2
Other operating expenses	1,945,938	14.5	2,166,736	15.3
Selling, general & administrative	5,093,529	38.1	3,723,136	26.3
Depreciation and amortization	995,759	7.4	888,029	6.3
Losses on Loan Portfolios	70,667	—	241,381	1.7
Loss From Operations	(2,970,167)	(22.2)	(1,953,751)	(13.8)
Other Expenses	(595,325)	(4.4)	(482,596)	(3.4)
Net Loss	$(3,565,492)	(26.6)	$(2,436,347)	(17.2)

Revenues -

Total revenues decreased by $775,852 or 5% to $13,382,892 for the year ended September 30, 2002 from $14,158,744 for the year ended September 30, 2001.  Recovery revenue declined $1.5 million, due to the delay in the assignment of bad debt collection receivables and the sale of our purchased portfolios.  Staffing revenues declined $2.1 million due to discontinued contracts and a reduction in our temporary staffing workforce as a result of more stringent employment requirements.  As previous discussed, we have discontinued our operations in the staffing segment of our business in fiscal 2003 as a result of a transfer of substantially all the assets related to our administrative and back office temporary staffing division.  Reimbursement Solutions revenue increased $2.3 million due to increases in managed care placements, new client contracts, and special projects.  Some of the Reimbursement Solutions projects are expected to expire in the next year and while the Company will make its best effort to replace these contracts there can be no guarantee that we will be successful.  Accordingly we may see a reduction in Reimbursement Solutions’ revenue in 2003.  Physician Services revenue increased $465,000 due to new client contracts.  During the second half of fiscal year ended September 30, 2002, two of our largest clients in this segment decided to take their billing activities in-house resulting in a reduction of annualized revenue of approximately $1.9 million.  While the Company has been successful in adding new clients in this segment, it may not be able to replace the annualized revenue lost related to these clients in the near term.

Operating Expenses -

Our operating expenses increased by $240,564 or 1% to $16,353,059 for the year ended September 30, 2002 from $16,112,495 for the year ended September 30, 2001.  Employee compensation, which is comprised of payroll and benefit costs related to personnel operating the various business segments, decreased by approximately $846,047.  The decrease is primarily due to reduction in our staffing division, continued refinement and improvement in productivity, and the resulting staffing adjustments that vary with business volume.  In June 2001, the Company executed certain measures to restructure the policies and procedures of the staffing division in anticipation of stricter requirements that the Company’s clients might impose on companies providing temporary staffing to healthcare organizations with respect to the protection and dissemination of patient information. As a result, the Company displaced a large number of staff available for placement during the previous quarters. Employee compensation as a percentage of revenues decreased from 64.2% in 2001 to 61.6% in 2002.  The increases in Selling, general and administrative expenses of $1,370,393 was primarily due to increases in our sales and administrative personnel of approximately $400,000, approximately $500,000 in legal and professional fees, approximately $100,000 in bank charges and related financing costs and an increase in bad debt expense of approximately $62,000.

Other Income and Expenses

Interest expenses increased $121,030 primarily as a result of additional borrowings to fund technology and equipment acquisitions as well as interest paid on the sellers’ notes payable. Rental income net of related expenses increased $8,301 as a result of a reduction in repairs and maintenance, and due to rental increases in tenant leases.

Net Loss

As a result of the various items discussed above, net loss for the year increased $1,129,145 or 46% to $3,565,492 for the year ended September 30, 2002 from a loss of $2,436,347 for the year ended September 30, 2001.  As a percentage of revenues, the net loss increased from 17.2% in 2001 to 26.6% in 2002.

Liquidity and Capital Resources

Historically, we have financed our operations through cash flows generated by operations and borrowings from credit facilities that are in place as well as received funding from certain related party sources. Capital expenditures and investments in new technology have been primarily financed through non-cancelable capital leases, which expire at various times through fiscal year 2006.  As of September 30, 2002, we have outstanding long-term debt with a financial institution in the form of a mortgage note on our building facility with a remaining balance of approximately $2,886,894 at a variable interest rate that approximates 8.5% and is due in January 2021. As of September 30, 2002, our net working capital deficit totaled $2,507,290.  The Company has completed several transactions designed to meet the Company’s liquidity requirements including, among other things, the following significant transactions:

•                  On February 11, 2003, we entered into a Business Financing Agreement (“Financing Agreement”) with Bridge Bank.  We may borrow up to $2,500,000 under the conditions set forth in the Financing Agreement and the outstanding balance of principal and accrued interest under this Financing Agreement was $418,913 at December 31, 2003. The maximum amount we can borrow is contingent on and collateralized by qualified invoices, which will fluctuate from time to time depending on our business volume.  As of December 31, 2003 we have borrowed the maximum amount available under this line.    Our obligations under the Financing Agreement are secured by first priority liens in all of our assets and the assets of our subsidiaries pursuant to the terms and conditions of security agreements. Our obligations are guaranteed by our subsidiaries under the terms and conditions of guaranties.

•                  On May 21, 2003, we completed the sale of the corporate facility to SCP.  The net proceeds from the sale of the property, after paying off the existing mortgage on the property and paying commissions and expenses, and depositing $1,050,000 in a restricted account to collateralize the letters of credit used as rent deposits for the subsequent lease of the building, equaled $1,352,361 (See Note 13, “Subsequent Events”).

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

•                  In fiscal years 2002 and 2003, the Company has initiated and completed various cost reduction initiatives. Such initiatives are expected to reduce annual operating costs by approximately $2.3 million in fiscal years 2003 and 2004.

•                  Management is actively seeking additional funding from traditional providers of corporate financing and strategic alliance partners in case it needs additional funding for fiscal year 2004.

The Company’s largest shareholder, FBR, has provided funding to the Company in the past. As a component of the process of seeking any additional financing that may be required, management may approach FBR.  However, there can be no assurance that such financing could be arranged on terms satisfactory to us or FBR, or at all.

Based on the financing activities and reductions in operating costs described above, management believes that the Company will have the sufficient working capital it needs to pursue its on going growth and strategic goals in fiscal years 2003 and 2004.

Management Changes

While our chief financial officer, Fred McGee, agreed with the Audit Committee’s decision to discontinue the practice of transferring funds collected on behalf of certain California-based delinquent debt collection clients to operating accounts (see item 3 “Legal Proceedings), he disagrees with its conclusion that certain of our past business practices might be deemed a breach of our obligations to such clients.  As a consequence of this disagreement on July 28, 2003 Mr. McGee resigned as our CFO. We anticipate initiating a search for his replacement shortly.  In the interim, we have appointed our Chief Information Officer, Kenneth Leighton, as our Acting Chief Financial Officer.

On August 29, 2003, as part of the terms of the Exchange Agreement with Russell and Suzette Mohrmann and their affiliate Hospital Employee Labor Pool (HELP), Russell Mohrmann’s employment with the company was terminated.

ITEM 7                                                        FINANCIAL STATEMENTS

See “Index to Consolidated Financial Statements” for a listing of the consolidated financial statements filed with this report.

ITEM 8                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 3, 2002, RevCare, Inc. determined to dismiss its independent auditors, Arthur Andersen LLP (“Andersen”), and engaged Grant Thornton LLP (“Grant Thornton”) as its new independent auditors.    This determination followed RevCare’s decision to seek proposals from independent accountants to audit the financial statements of RevCare, and was approved by RevCare’s Board of Directors upon the recommendation of its Audit Committee.

Andersen’s reports on RevCare’s consolidated financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During RevCare’s two most recent fiscal years and through the date of Andersen’s dismissal, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on RevCare’s consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(I)(v) of Regulation S-K.

On October 17, 2003, the Company determined to dismiss its independent accountants, Grant Thornton LLP (“Grant Thornton”). Grant Thornton was engaged effective June 5, 2002 to audit the financial statements of RevCare for the fiscal year ended September 30, 2002 but did not complete its audit and did not express an opinion on the financial statements for the year ended September 30, 2002.  We have informed Grant Thornton that the reason for the dismissal was the cost of future services.

During the period from June 5, 2002 through October 17, 2003, there were no disagreements between the Company and Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to Grant Thornton’s satisfaction would have caused them to make reference to the subject matter of the disagreement if they had issued reports.

On October 17, 2003, the Company appointed Mayer Hoffman McCann P.C. as its new independent accountants to audit the Company’s financial statements for the years ended September 30, 2002 and 2003. The decision not to continue to retain Grant Thornton and to retain Mayer Hoffman McCann P.C. was approved by the Company’s Board of Directors upon the recommendation of its Audit Committee.

ITEM 8A                CONTROLS AND PROCEDURES

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

PART III

ITEM 9                   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The company’s Board of Directors is comprised of the following individuals:

George L. McCabe, Jr., 42, was elected to serve as our chairman of the board of directors on May 30, 2000.  Mr. McCabe has served in a management capacity with FBR, the holder of 69% of our voting securities, since 1996.  He is responsible for the management of a private equity fund focused on the financial services industry.

Edward M. Wheeler, 34, was elected to serve as a director on May 30, 2000.  Mr. Wheeler has served in a management capacity with FBR since 1996.  He is responsible for the management of a private equity fund focused on the financial services industry.

Manuel Occiano, 50, was elected to serve as a director on January 26, 2001.  On May 30, 2000, our board of directors appointed Manuel Occiano as our chief executive officer.  Mr. Occiano assumed management responsibility for the daily operations and reports directly to the board.  Mr. Occiano succeeded John Hindman, who had been serving as the interim chief executive officer since December 22, 1999.  Mr. Occiano previously served as our president and chief executive officer, as well as a director, from September 16, 1998 until he resigned from both positions in December 1999.  Mr. Occiano served as executive vice president and chief operating officer of West Capital Financial Services, Corp., a division of SunAmerica Life from July 1996 to September 1998. He spent 13 years with Arthur Andersen LLP as senior manager directing financial services and business consulting practices for the San Diego office. Chief Executive Officer Manuel Occiano’s employment contract expired in May 2003. At this time the employment contract has not been renewed and Mr. Occiano’s employment is considered to be at will.

Additional Executive Officers and Key Employees

Russell Mohrmann, 63, was appointed as an executive vice president, as well as president of our recently acquired subsidiary, CPS, on August 14, 2000.  He had been a co-owner and the president of CPS, which primarily provided collection services to healthcare clients, since 1974. On August 29, 2003, as part of the terms of the Exchange Agreement with Russell and Suzette Mohrmann and their affiliate Hospital Employee Labor Pool (HELP), Russell Mohrmann’s employment contract with the company was terminated.

Robert Perez, 39, was appointed as our senior vice president of sales and marketing on August 14, 2000.  Prior to joining us, he was a co-owner and the Secretary/Treasurer of CPS, and was responsible for new business development.  Prior to joining CPS, Mr. Perez owned and operated a firm that provided financial and reimbursement consulting services to the healthcare industry. On August 29, 2003, Senior Vice President of Sales and Marketing Executive Robert Perez’ employment contract was extended to September 1, 2005 as part of the restructuring and extension of the note payable to Mr. Perez.

On January 2, 2001, our board of directors appointed Frederick C. McGee, 55, as our chief financial officer and secretary.  Mr. McGee succeeds Kenneth Leighton, who had been serving as the secretary and interim chief financial officer since July 25, 2000.  Prior to joining us, Mr. McGee served as chief financial officer of TeraGlobal Communications Corp. (one year), DAOU Systems, Inc., an IT Services company specializing in healthcare (three years) and Infrasonics, Inc, a medical device manufacturing company (eight years), all public corporations.  Chief Financial Officer, Frederick McGee resigned his position on July 28, 2003.

ITEM 10                                                 EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term cash and non-cash compensation paid by us for services rendered in all capacities during the fiscal years ended September 30, 2001, 2000 and 1999 to those persons who were, as of September 30, 2001, our chief executive officer and our other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during the fiscal year ended September 30, 2001:

					Long-Term Compensation
					Awards		Payout
					Restricted Stock Award(s)($)	Options/ SARs (#)	LTIP Payout ($)	All Other Compen- sation ($)(1)
Name and Principal Position	Fiscal Year	Annual Compensation
		Salary ($)	Bonus ($)	Other ($)
Manuel Occiano (2)	2002	250,000	-0-	-0-	-0-	-0-	-0-	-0-
chief executive	2001	239,583	-0-	-0-	-0-	-0-	-0-	-0-
officer and president	2000	135,799	-0-	-0-	-0-	697,308	-0-	-0-

Russell Mohrmann (3)	2002	200,000	-0-	-0-	-0-	-0-	-0-	-0-
executive vice	2001	200,000	-0-	-0-	-0-	-0-	-0-	-0-
President	2000	21,667	-0-	-0-	-0-	-0-	-0-	-0-

Robert Perez (4)	2002	175,000	-0-	-0-	-0-	-0-	-0-	-0-
senior vice president	2001	167,886	-0-	-0-	-0-	-0-	-0-	-0-
	2000	21,875	-0-	-0-	-0-	-0-	-0-	-0-

Fred McGee (5)	2002	200,000	-0-	-0-	-0-	0	-0-	-0-
chief financial officer	2001	141,667	-0-	-0-	-0-	300,000	-0-	-0-
and secretary	2000	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Kenneth Leighton	2002	124,800	-0-	-0-	-0-	-0-	-0-	-0-
chief information	2001	110,718	-0-	-0-	-0-	-0-	-0-	-0-
Officer	2000	108,782	-0-	-0-	-0-	50,000	-0-	-0-

(1)                                  The remuneration described in the table does not include the cost to us of benefits furnished to the named executive officers, including premiums for health insurance and other personal benefits provided to such individuals in connection with their employment.  The value of such benefits cannot be precisely determined; however, the named executive officers did not receive other compensation in excess of the lesser of $50,000 or 10% of such officers’ cash compensation.

(2)                                  Mr. Occiano began his employment with us on September 16, 1998 under a three-year contract.  He resigned his positions as director, president and chief executive officer on December 22, 1999.  Our board of directors reappointed him as our chief executive officer on May 30, 2000.

(3)                                  Mr. Mohrmann began his employment with us on August 14, 2000 upon the completion of the Company’s acquisition of CPS. See “Employment Agreements” below. On August 29, 2003, as part of the terms of the Exchange Agreement with Russell and Suzette Mohrmann and their affiliate Hospital Employee Labor Pool (HELP), Russell Mohrmann’s employment contract with the company was terminated.

(4)                                  Mr. Perez began his employment with us on August 14, 2000 upon completion of the Company’s acquisition of CPS.

(5)                                  Mr. McGee began his employment with us on January 2, 2001 under a three-year contract.  See “Employment Agreements” below.  Chief Financial Officer, Frederick McGee resigned his position on July 28, 2003.

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

In connection with FBR’s investment in us in May 2000, Mr. Manuel Occiano was reappointed our chief executive officer on May 30, 2000 under an employment agreement expiring on May 30, 2003 that is renewable for one-year periods.  He will receive a base salary of $250,000.  He was granted options to purchase 692,308 shares of our common stock exercisable at $0.50 per share, 323,076 of which are vested.  The balance of the options vest at the rate of one-half on the second and third anniversary of the date of grant.  Mr. Occiano had previously served as our president and chief executive officer and as a director from September 16, 1998 until December 22, 1999 when he resigned his positions.  The 300,000 options that he had been granted in 1998 expired 90 days after Mr. Occiano’s resignation.  His employment as president and chief executive officer at that time was subject to a three-year employment agreement at a base salary of $180,000 per year.  His base salary was subject to an increase of up to 20% each year if he met certain performance criteria as mutually agreed to with the Compensation Committee of the board of directors.  He was eligible to participate in the management bonus pool to be established by the board of directors and was entitled, during 1999 only, to quarterly advances of $22,500 to be credited against the management bonus when earned.

In connection with our acquisition of CPS, Mr. Russell Mohrmann was appointed as an executive vice president as well as president of our subsidiary, CPS, on August 14, 2000 under an employment agreement expiring on July 31, 2003 that is renewable for one-year periods.  He will receive a base salary of $200,000.  If we terminate his employment, with or without cause, he will continue to receive his base salary for 90 days after we provide him with notice of such termination. On August 29, 2003, as part of the terms of the Exchange Agreement with Russell and Suzette Mohrmann and their affiliate Hospital Employee Labor Pool (HELP), Russell Mohrmann’s employment contract with the company was terminated.

In connection with our acquisition of CPS, Mr. Robert Perez was appointed as senior vice president, sales and marketing, on August 14, 2000 under an employment agreement expiring on July 31, 2003 that is renewable for one-year periods.  He will receive a base salary of $175,000.  If we terminate his employment without cause, or if he resigns within 60 days after he is removed from his position by the Company, he is forced to relocate more than 100 miles from the site of his present employment or we reduce his salary, he will continue to receive his base salary for 180 days after such termination or resignation.

On January 2, 2001, Mr. Fred McGee was appointed as chief financial officer and secretary under an employment agreement expiring on January 1, 2004 that is renewable for one-year periods.  He will receive a base salary of $200,000.  In addition to the base salary, he is entitled to a Guaranteed Bonus on the first and second anniversary of the date of his employment agreement in the amount of $20,000 each.  He was granted options to purchase 300,000 shares of our common stock exercisable at $0.50 per share.  The options vest at the rate of one-third on the first, second and third anniversary of the date of grant.  If we terminate his employment without cause or if he resigns within 60 days after he is removed from his position by us, he is forced to relocate more than 100 miles from the site of his present employment or we reduce his salary, he will continue to receive his base salary for 180 days after such termination and all unvested options will immediately become vested. Chief Financial Officer, Frederick McGee resigned his position on July 28, 2003.

ITEM 11                                                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain Beneficial Owners and Management

The following tables set forth information, as of December 31, 2002, concerning shares of our voting securities beneficially owned by (i) each stockholder known by us to be the beneficial owner of more than 5% of any class of our outstanding voting securities, (ii) each of our directors and our executive officers, and (iii) all of our directors and executive officers as a group.  Unless otherwise indicated, each person listed has sole voting and investment power over the shares beneficially owned by him or her.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
common stock	FBR Financial Services Partners (2) Potomac Tower 1001 Nineteenth Street North Arlington, VA 22209	15,000,000	69.7%

common stock	Pacific Life Insurance Company (3) 700 Newport Center Drive Newport Beach, CA 92660	2,310,000	10.7%

common stock preferred stock	Farrest Hayden (4) P.O. Box 814 Los Alamitos, CA 90630	7,449	*
		121,088	35.1%

common stock preferred stock	Lacayo Family Trust (5) 234 E Colorado Blvd, Suite 300 Pasadena, CA 91101	387,048	1.8%
		117,060	33.9%

common stock	Manuel Occiano (6)	507,691	2.3%

common stock	Fred McGee (7)	200,000	*

common stock	George L. McCabe, Jr. (8)	15,000,000

common stock	Edward M. Wheeler (9)	15,000,000

common stock	Russell Mohrmann (10)	$2,278,500

common stock	Robert Perez (11)	$1,225,000

all directors and officers	Common stock	15,489,076	71.9%
as a group (4 persons)	Preferred stock	—

(1).                     Beneficial ownership is determined in accordance with the applicable rules under the Securities Exchange Act of 1934.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days from the date hereof, are deemed outstanding.  However, such shares are not deemed outstanding for purposes of computing the percentage ownership deemed outstanding of any other person.  Percentage of ownership is based on 21,526,909 shares of common stock and 345,000 shares of preferred stock.

(2).                     Messrs. George L. McCabe, Jr. and Edward C. Wheeler, our directors, are managing directors of FBR Financial Services Partners.

(3).                     Includes 10,000 shares of common stock that can be acquired within 60 days of the date of this Form 10-KSB upon the exercise of options.

(4).                     Mr. Farrest Hayden was a director until he resigned in April, 2000.

(5).                     Mr. Otto J. Lacayo, a trustee for the Lacayo Family Trust, was a director until he resigned on May 30, 2000.

(6).                     Mr. Manuel Occiano is a director and our chief executive officer.  Includes 507,691 shares of common stock that can be acquired within 60 days of the date of this Form 10-KSB upon the exercise of options.

(7).                     Mr. Fred McGee was our chief financial officer and secretary until he resigned on July 28, 2003.  Includes 200,000 shares of common stock that are exercisable until January 28, 2004.

(8).                     Includes 15,000,000 shares of common stock held by FBR Financial Services Partners.  Mr. McCabe, our director, is a managing director of FBR, and may be deemed to have voting or investment control with respect to these shares.  Mr. McCabe disclaims beneficial ownership with respect to these shares.

(9).                     Includes 15,000,000 shares of common stock held by FBR Financial Services Partners.  Mr. Wheeler, our director, is a managing director of FBR, and may be deemed to have voting or investment control with respect to these shares.  Mr. Wheeler disclaims beneficial ownership with respect to these shares.

(10).               Mr. Russell Mohrmann was an executive vice president and president of our subsidiary, CPS until he resigned on August 29, 2003.  Includes 3,255,000 shares of common stock that could have been acquired upon the exercise of convertible notes held by himself, Hospital Employee Labor Pool, Insource Medical Solutions, and RBA REM-CARE if they had been exercised prior to August 29, 2003.  On August 29, 2003, as part of the terms of the Exchange Agreement with Russell and Suzette Mohrmann and their affiliate Hospital Employee Labor Pool (HELP), Russell Mohrmann’s exercise rights under the terms of the convertible note were terminated.

(11).               Mr. Robert Perez is senior vice president of sales and marketing.  Includes 1,750,000 shares of common stock that can be acquired within 60 days of the date of this Form 10-KSB upon the exercise of a convertible note held by him.

*Represents less than 1% of the class of shares

ITEM 12                                                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective May 30, 2000, we completed the sale of 15,000,000 shares of our common stock at $0.50 per share to FBR Financial Services Partners (formerly FBR Financial Fund II, L.P.), or FBR, which has become our principal stockholder, owning 69.7% of our outstanding common stock and 68.6% of our outstanding voting securities.

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

In connection with the transfer of all of the assets of the staffing business, the Company further amended and restated the terms of the promissory note originally issued to Mr. Mohrmann and our chief executive officer, Manuel Occiano, In September 2001.  In September 2001, Messrs. Mohrmann and Occiano personally borrowed funds from a commercial bank and then loaned the proceeds to us.  The Company agreed to make interest payments to their commercial lender to the same extent the officers were required to make payments under their commercial bank loan, which interest payments would be credited against the note the Company had issued.  In June 2003, the terms of Messrs. Mohrmann and Occiano’s commercial bank loan were modified to require monthly payments of principal in the amount of $25,000 plus all accrued but unpaid interest.  Accordingly, the Company modified the terms of its promissory note in favor of Messrs. Mohrmann and Occiano to provide for the same payments terms, which payments shall be paid directly by us to the commercial lender and shall be credited against the amended and restated note.

PART IV

ITEM 13                                                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this Form 10-KSB:

(A)                               Financial Statements:

See “Index to Consolidated Financial Statements” on Page F1 of this Report.

(B)                               Financial Statement Schedules:

All schedules are omitted as the information is not required, is not material or is otherwise furnished.

(C)                               Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended September 30, 2002.

(D)                               Exhibits

The exhibits listed below are required by Item 601 of Regulation S-B.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified with an asterisk (“*”) in the table of exhibits set forth below.

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

2.3	Asset Purchase Agreement by and among RevCare, CPS, HELP, Russell Mohrmann, Suzette Mohrmann and Allen Berman dated May 30, 2000 (incorporated by reference from June 14, 2000 Form 8-K, Exhibit 2.2)

3.1	Amended and Restated Articles of Incorporation as filed with the Secretary of State of Nevada on December 7, 1995 (incorporated by reference from December 20, 1995 Form 8-K, Exhibit 3.1)

3.2	Bylaws of RevCare (incorporated by reference from RevCare’s registration statement on Form S-18 (SEC No. 233-12361-LA) filed on March 18, 1987, Exhibit 3.2)

3.3	Certificate of Determination re: Series A Preferred Stock (incorporated by reference from December 27, 1996 Form 10-KSB, Exhibit 3.3)

3.4	Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of Nevada on August 9, 2000 (incorporated by reference from August 29, 2000 Form 8-K, Exhibit 4.3)

4.1	Specimen of Common Stock of RevCare (incorporated by reference from RevCare’s Form 8-K filed on December 20, 1995, Exhibit 4.2)

4.2	Investor’s Rights Agreement by and among RevCare and FBR Financial Fund II, L.P., dated May 30, 2000 (incorporated by reference from June 14, 2000 Form 8-K, Exhibit 99.2)

4.3

Investors’ Rights Agreement by and among RevCare, CPS, RBA, Insource, HELP, Russell Mohrmann, Suzette Mohrmann, Robert Perez and Barbara Perez dated August 14, 2000 (incorporated by reference from August 29, 2000 Form 8-K, Exhibit 4.4)

10.1	1995 Stock Option Plan of RevCare (incorporated by reference from RevCare’s Form 8-K filed on December 20, 1995, Exhibit 10.2)

10.2	Preferred Stock Purchase Agreement dated September 30, 1996 (incorporated by reference from RevCare’s Form 10-KSB filed on December 27, 1996)

10.3	Warrant to Purchase 400,000 Shares of Common Stock dated February 12, 1999 issued to Batchelder & Partners, Inc. (incorporated by reference from RevCare’s Form 10-QSB filed on February 12, 1999)

10.4	Employment Agreement between CPS and Russell Mohrmann dated August 14, 2000 (incorporated by reference from August 29, 2000 Form 8-K, Exhibit 10.1)

10.5	Employment Agreement between RevCare and Robert Perez dated August 14, 2000 (incorporated by reference from August 29, 2000 Form 8-K, Exhibit 10.2)

10.6	Employment Agreement between RevCare and Manuel Occiano dated May 30, 2000 (incorporated by reference from RevCare’s Form 10-KSB filed on January 15, 2001)

10.7	Common Stock Purchase Agreement by and between RevCare and FBR Financial Fund, II, L.P., dated May 30, 2000 (incorporated by reference from June 14, 2000 Form 8-K, Exhibit 10.1)

10.8

Voting Agreement by and among the Company, FBR Financial Fund II, L.P. and Pacific Life Insurance Company, dated May 30, 2000 (incorporated by reference from RevCare’s June 14, 2000 Form 8-K, Exhibit 99.1)

10.9	Forms of Secured Convertible Promissory Notes issued by the Company dated August 14, 2000 (incorporated by reference from August 29, 2000 Form 8-K, Exhibit 4.5)

10.10	Employment Agreement between RevCare and Fred McGee dated January 2, 2001 (incorporated by reference from September 30, 2001 Form 10-KSB, Exhibit 10.10)

10.11	Revolving Note issued by the Company September 24, 2001(incorporated by reference from September 30, 2001 Form 10-KSB, Exhibit 10.13)

10.12	First Amendment to Promissory Note issued by the Company September 24, 2001 extending maturity date to January 2, 2003(incorporated by reference from September 30, 2001 Form 10-KSB, Exhibit 10.13)

10.13

Forms of First Amendment to Secured Convertible Promissory Notes issued by the Company dated August14, 2000 extending maturity date to January 2, 2003(incorporated by reference from September 30, 2001 Form 10-KSB, Exhibit 10.13)

10.14	Form of Secured Convertible Promissory Note issued by the Company dated September 19, 2002 (incorporated by reference from July 10, 2003 Form 8-K, Exhibit 10.18)

10.15	Form of Secured Promissory Note issued by the Company dated July 21, 2002 (incorporated by reference from July 10, 2003 Form 8-K, Exhibit 10.19)

16.1	Letter on Change in Certifying Accountant (incorporated by reference from June 5, 2002 Form8-K, Exhibit 16.1)

*21.1	Subsidiaries of the Registrant

*31.1	CEO Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*31.2	CFO Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVCARE, INC.

Date: January 29, 2004

By:	/s/ Manuel Occiano
Manuel Occiano
President and
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date Signed

/s/ George McCabe, Jr.	Director	January 29, 2004
George McCabe, Jr.

/s/ Edward Wheeler	Director	January 29, 2004
Edward Wheeler

/s/ Manuel Occiano	Chief Executive Officer	January 29, 2004
Manuel Occiano

/s/ Kenneth Leighton	Acting Chief Financial Officer	January 29, 2004
Kenneth Leighton

Index to Consolidated Financial Statements

The financial statements required Item 13 as follows:

(1) Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required or not applicable, or the information is otherwise included.

Report of Independent Public Accountants

To RevCare, Inc.:

We have audited the accompanying consolidated balance sheet of RevCare, Inc. (a Nevada corporation) and subsidiaries as of September 30, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The consolidated financial statements of RevCare, Inc. as of and for the year ended September 30, 2001 were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated January 11, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

As more fully discussed in Note 1, the Company has experienced operating losses in 2002 and 2001 and management has described its plans to address certain liquidity issues.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RevCare, Inc. and subsidiaries as of September 30, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Mayer Hoffman McCann P.C.

MAYER HOFFMAN MCCANN P.C.

Los Angeles, California

January 21, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of RevCare, Inc.:

We have audited the accompanying consolidated balance sheets of RevCare, Inc. (formerly known as Cypress Financial Services, Inc.), a Nevada corporation, and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RevCare, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Orange County, California

January 11, 2002

THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP REPORT AND THE REPORT HAS NOT BEEN RE-ISSUED BY ARTHUR ANDERSEN LLP.

REVCARE, INC. AND SUBSIDIARIES

Consolidated Balance Sheet – September 30, 2002

Assets

Current Assets:
Cash	$882,712
Restricted cash	24,432
Accounts receivable, net of allowance for doubtful accounts of $167,081	2,035,370
Employee advances	94,600
Prepaid expenses	504

Total current assets	3,037,618

Goodwill, net	9,621,679
Property and equipment, net	3,247,273
Note receivable from officer	100,000

Total assets	$16,006,570

Liabilities and Shareholders’ Equity

Current liabilities:
Bank overdraft	$191,806
Accounts payable	698,536
Collections payable to customers	2,175,148
Accrued liabilities	1,731,270
Lines of credit	444,834
Current portion of mortgage note payable	72,041
Notes payable to related parties	143,930
Current portion of capital lease obligations	87,343

Total current liabilities	5,544,908

Mortgage note payable, less current portion	2,814,853
Capital lease obligations, less current portion	132,305
Notes payable to related parties, less current portion	4,953,500

Total liabilities	13,445,566

Commitments and contingencies (Note 10)

Shareholders’ Equity:
Series A convertible, redeemable preferred stock, $0.001 par value, stated at $2.00 liquidation preference per share, 5,000,000 shares authorized; 345,000 shares issued and outstanding	690,000
Common stock, $0.001 par value; 50,000,000 shares authorized; 21,526,909 shares issued and outstanding	21,520
Paid-in capital	10,658,282
Accumulated deficit	(8,758,798)

2,611,004
Less common stock in treasury at cost, 33,000 shares	(50,000)

Total shareholders’ equity	2,561,004

$16,006,570

The accompanying notes are an integral part of these consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Years Ended September 30, 2002 and 2001

	2002	2001

Revenues:
Service fees	$13,382,892	$13,771,909
Portfolio receivables revenue	—	386,835

	13,382,892	14,158,744

Operating expenses:
Salaries, wages and related benefits	8,247,166	9,093,213
Business segment operating expenses	1,945,938	2,166,736
Selling, general and administrative	5,093,529	3,723,136
Depreciation and amortization	995,759	888,029
Losses on portfolio receivables	70,667	241,381

	16,353,059	16,112,495

Loss from operations	(2,970,167)	(1,953,751)

Other Income (Expense):
Interest expense, net	(687,769)	(566,739)
Rental income, net	92,444	84,143

	(595,325)	(482,596)

Net loss	$(3,565,492)	$(2,436,347)

Loss per share:
Basic	$(0.17)	$(0.11)
Diluted	$(0.17)	$(0.11)

Number of shares used in computing loss per share:
Basic	21,526,909	21,526,909
Diluted	21,526,909	21,526,909

The accompanying notes are an integral part of these consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Years Ended September 30, 2002 and 2001

	Series A Convertible Redeemable Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount

BALANCES, at September 30, 2000	345,000	$690,000	21,526,909	$21,520	$10,658,282	$(2,756,959)	$(50,000)	$8,562,843

Net Loss	—	—	—	—	—	(2,436,347)	—	(2,436,347)

BALANCES, at September 30, 2001	345,000	690,000	21,526,909	21,520	10,658,282	(5,193,306)	(50,000)	6,126,496

Net Loss	—	—	—	—	—	(3,565,492)	—	(3,565,492)

BALANCES, at September 30, 2002	345,000	$690,000	21,526,909	$21,520	$10,658,282	$(8,758,798)	$(50,000)	$2,561,004

The accompanying notes are an integral part of these consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2002 and 2001

	2002	2001

Cash flows from operating activities:
Net loss	$(3,565,492)	$(2,436,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	995,759	888,029
Losses on portfolio receivables	70,667	241,381
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(329,832)	(341,329)
Decrease in portfolio receivables	—	28,749
Decrease in prepaid expenses and other	4,816	1,869
Increase in accounts payable	207,231	164,020
Increase in collections payable to customers	1,482,027	302,860
Increase in accrued liabilities	796,276	29,420

Net cash used in operating activities	(338,548)	(1,121,348)

Cash flows from investing activities:
Purchases of property and equipment	(237,161)	(514,877)
Net proceeds from sale of portfolio receivables	34,088	—
Increase in restricted cash	(24,432)	—

Net cash used in investing activities	(227,505)	(514,877)

Cash flows from financing activities:
Proceeds from notes payable to related parties	1,450,000	—
Proceeds from mortgage note payable	—	2,990,000
Increase in bank overdraft	79,132	112,674
Net borrowings on line of credit	319,614	—
Principal payments on mortgage note payable	—	(1,802,002)
Principal payments on notes payable to related parties	(338,679)	(481,499)
Principal payments on capital lease obligations	(61,302)	(121,608)

Net cash provided by financing activities	1,448,765	697,565

Net increase (decrease) in cash	882,712	(938,660)

Cash, at beginning of year	—	938,660

Cash, at end of year	$882,712	$—

The accompanying notes are an integral part of these consolidated financial statements.

	2002	2001

Supplemental Disclosure of Cash Flow Information –
Cash paid during the period for:
Interest	$483,162	$566,739

Supplemental Disclosure of Non Cash Investing, Financing and Operating Activities –

The Company entered into a capital lease during the year ended September 30, 2002 to acquire equipment for $25,150.

During the year ended September 30, 2001, goodwill and accrued liabilities were reduced by $91,674 due to a post closing adjustment related to the OCPS acquisition.

The accompanying notes are an integral part of these consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002

1.               Organization and Basis of Presentation

RevCare, Inc. (formerly known as Cypress Financial Services, Inc.), a Nevada corporation, (together with its subsidiaries, the “Company” or “we”), provides accounts receivable management, administration, and debt collection services primarily to healthcare providers and consumer credit issuers.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business.  The Company generated net losses of $3,565,492 and $2,436,347 in fiscal years 2002 and 2001, respectively.  In addition, the Company had total shareholders’ equity of $2,561,004 and a working capital deficit of $2,507,290 at September 30, 2002.

Management believes that the recent losses are attributable to the various acquisitions in 2000, the integration of their operations and the implementation of technology and processes to pursue its strategic objectives.  Additionally, the Company continues to obtain larger, higher margin contracts, while discontinuing contracts with low margins.  Management, however, believes that the operating plan for subsequent fiscal years may experience significant challenges in light of ongoing changes in the industry and geographic market it serves which may require the Company to seek alternative sources for cash to support its growth and ongoing operations. Accordingly, the Company has completed several transactions and completed operational changes designed to meet the company’s liquidity requirements, the most significant of which are as follows:

•                                          On February 11, 2003, the Company entered into a Business Financing Agreement (“Financing Agreement”) with Bridge Bank. The Company may borrow up to $2,500,000 under the conditions set forth in the Financing Agreement and the outstanding balance of principal and accrued interest under this Financing Agreement was $418,913 at December 31, 2003.  The maximum amount we can borrow is contingent on and collateralized by qualified invoices, which will fluctuate from time to time depending on our business volume.  As of December 31, 2003 we have borrowed the maximum amount available under this line.  The obligations under the Financing Agreement are secured by first priority liens in all of the Company’s assets and the assets of its subsidiaries pursuant to the terms and conditions of security agreements. This obligation is also guaranteed by our subsidiaries under the terms and conditions of guaranties.

•                                          On May 21, 2003, the Company’s wholly owned subsidiary, Medical Control Services, Inc. (MCI), which held title to our corporate facility completed the sale of the property to SCP Park Meadows, LLC (SCP).  On that same date, the Company entered into a Lease Agreement dated May 21, 2003 with SCP (the “Lease”). The net proceeds from the sale of the property, after paying off the existing mortgage on the property and paying commissions and expenses, and depositing $1,050,000 to a restricted account to collateralize the letters of credit used as rent deposits related to the subsequent lease of the property equaled $1,352,361. See also Note 13, Subsequent Events, for more information on this matter.

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

•                                          Management is actively seeking additional funding from traditional providers of corporate financing and strategic alliance partners in case it needs additional funding for fiscal year 2004.  The Company’s largest shareholder, FBR, has provided funding to the Company in the past.  As a component of the process of seeking any additional financing that may be required, management may approach FBR.  However, there can be no assurance that such financing could be arranged on terms satisfactory to us or FBR, or at all.

Based on the financing activities and reductions in operating costs described above, management believes that the Company will have the sufficient working capital it needs to pursue its ongoing growth and strategic goals for fiscal year 2003 and 2004.

2.               Summary of Significant Accounting Policies

a.               Principles of Consolidation

The accompanying consolidated financial statements include the accounts of RevCare, Inc. and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

b.              Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

c.               Revenue Recognition

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

Revenue from the staffing division is recognized based upon hourly rates, and is recorded as services are rendered.  The Company’s payroll system posts staffing division hours to individual projects on a monthly basis.  The Company bills its clients for the hours incurred at the contract rates. In August 2003, we entered into an Exchange Agreement with Russell and Suzette Mohrmann and their affiliate, Hospital Employee Labor Pool, a California corporation, or HELP, pursuant to which there was a transfer of substantially all the assets related to our administrative and back office temporary staffing division. See Note 13, “Subsequent Events” for more information regarding this matter.

d.              Accounts Receivable and Allowance for Doubtful Accounts

As of September 30, 2002, Accounts Receivable and the related Allowance for Doubtful Accounts were comprised of the following:

Billed Receivables	$1,942,461
Unbilled Receivables	259,990
Total	2,202,451
Allowance for Doubtful Accounts	(167,081)
Accounts Receivable, net of allowance for doubtful accounts	$2,035,370

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

e.               Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization and are depreciated using either straight-line or accelerated methods over the estimated useful lives of the assets, which are generally 4 to 7 years. The building is depreciated over a period of 39 years.  Repairs and maintenance are charged to expense as incurred; replacements and improvements that extend the useful life of the assets are capitalized.

f.                 Collections Payable to Customers

The Company records liabilities for collections received on behalf of its customers as collections payable to customers.  Most of our customer contracts do not require these collected funds to be segregated from our operating cash accounts.  Accordingly, these amounts are included in cash until remitted to customers.  Amounts required to be segregated and held in separate accounts are shown as Restricted Cash in the accompanying consolidated balance sheet.

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

g.              Fair Value of Financial Instruments

Fair value of financial instruments is estimated using available market information and other valuation methodologies. Financial instruments include accounts receivable, note receivable from officer, mortgage and notes payable and capital lease obligations.  The fair values of the Company’s financial instruments are estimated to approximate the carrying value due to their relatively short-term nature and fluctuating interest rates with market rates.

h.              Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized using the straight-line method over 20 years.  The carrying value of goodwill is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment.  The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated useful lives of goodwill.  Upon the occurrence of a triggering event suggesting impairment exists, the Company uses a model similar to SFAS No. 121.  “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” to determine the amount of any impairment.

i.                  Impairment of Long-Lived Assets

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

j.                  Loss Per Share

The Company reports basic and diluted earnings (loss) per share (EPS) in accordance with SFAS No. 128.  Basic EPS is computed by dividing losses available to common shareholders by the weighted average number of common shares outstanding.  Diluted EPS is computed by adding to the weighted average number of shares the dilutive effect of common stock equivalents, if any.

For the year ended September 30, 2002, the computations of basic and diluted EPS and the reconciliation of the numerator and denominator included in the calculations were as follows:

	Basic EPS	Diluted EPS

Numerator – net loss	$(3,565,492)	$(3,565,492)

Denominator – weighted average shares outstanding	21,526,909	21,526,909

Loss per share	$(0.17)	$(0.17)

For the year ended September 30, 2001, the computations of basic and diluted EPS and the reconciliation of the numerator and denominator included in the calculations were as follows:

	Basic EPS	Diluted EPS

Numerator – net loss	$(2,436,347)	$(2,436,347)

Denominator – weighted average shares outstanding	21,526,909	21,526,909

Loss per share	$(0.11)	$(0.11)

For the years ended September 30, 2002 and 2001, the denominator in the diluted EPS computation was the same as the denominator for basic EPS due to the anti-dilutive effects of preferred stock, warrants and stock options on the calculation. As of September 30, 2002 and 2001, the Company had outstanding warrants and stock options and convertible preferred stock of 7,094,148, and 8,107,352 respectively, that were anti-dilutive and excluded from the computation of dilutive EPS.

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

l.                  Stock Option Plan

As permitted under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue to account for its stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.”  Under APB 25, compensation expense is recognized over the vesting period based on the excess of the fair market value over the exercise price on the date of grant. It is the Company’s policy to issue options at fair market value or at a 10 percent premium over fair market value if the individual is a 10 percent or more shareholder. Since the exercise price is never below fair market value, there is no compensation expense to be realized.

In 1995, the Company adopted, and the shareholders approved, the 1995 Stock Option Plan (the Plan) which authorized 450,000 stock option grants to purchase the Company’s common stock. In August 1998, the Board of Directors and Shareholders approved a 500,000-share increase to the Plan increasing the total number of shares reserved for issuance pursuant to the Plan to 950,000 shares.  During fiscal year 2000, the Board of Directors and Shareholders approved increasing the total number of shares reserved for issuance pursuant to the Plan to 3,250,000 shares.

The Plan provides for the grant by the Company, of options to purchase shares of the Company’s common stock to its officers, directors, employees, consultants and advisors. The Plan provides that it is to be administered by a committee appointed by the Board of Directors (the Committee) all of whom are “disinterested” under 16b-3 of the Securities Exchange Act of 1934, as amended.

The Committee has discretion, subject to the terms of the Plan, to select the persons entitled to receive options under the Plan, the terms and conditions on which options are granted, the exercise price, the time period for vesting such shares, the number of shares subject thereto, and whether such options shall qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, or “non-qualified stock options.”

The Company has granted 2,439,708 options under the Plan, of which 1,053,050 have been forfeited. These options are issued at fair market value or at a 10 percent premium over fair market value if the individual is a 10 percent or more shareholder. All options granted expire ten years from the date of grant. At September 30, 2002, there were 1,863,342 additional shares available for grant under the Plan.

During fiscal year 2002, the Company granted 60,000 options to employees at an exercise price of $0.50 per share, which was equal to the fair market value of the Company’s common stock at the date of grant. Accordingly no compensation expense was recorded.  The options were later forfeited in fiscal 2002 when the employees terminated their employment with the Company.

A summary of the status of the Plan at September 30, 2002 and 2001 and changes during the years then ended is presented in the table and narrative below:

	September 30, 2002		September 30, 2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,931,908	$0.65	1,484,608	$0.70
Granted	60,000	0.50	455,000	0.50
Exercised	—	—	—	—
Forfeited	(605,250)	0.67	(7,700)	2.08
Outstanding at end of year	1,386,658	$0.63	1,931,908	$0.65

Exercisable at end of year	955,372	$0.69	1,226,110	$0.83

Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$0.50 – $1.03	934,022	7.4	$0.65
$2.75	21,350	4.0	$2.75
	955,372

The fair value of each option grant is estimated on the date of grant using the Black Scholes Option Pricing Model with the following assumptions in 2002 and 2001: weighted average risk-free interest rate of 5.1 and 5.5 percent; respectively, a weighted average volatility of 161.3 and 154.2 percent; respectively, an expected life of 5 and 7 years, respectively; and no expected dividend yield. Under the fair value provisions of SFAS 123, the pro forma impact to Net Loss and EPS is as follows:

		2002	2001
Net Loss:	As Reported	$(3,565,492)	$(2,436,347)
	Pro Forma	$(3,701,406)	$(2,539,484)
Basic EPS:	As Reported	$(0.17)	$(0.11)
	Pro Forma	$(0.17)	$(0.12)
Diluted EPS:	As Reported	$(0.17)	$(0.11)
	Pro Forma	$(0.17)	$(0.12)

m.            Rental Operations

The Company leases a portion of its building to unrelated parties under lease terms expiring from 2005 through 2006. Management allocates certain costs incurred to rental operations based on a ratio of square footage leased to the total square footage of the respective building.  The results of rental operations for the years ended September 30, 2002 and 2001 are as follows (see Note 10):

	2002	2001

Rental income	$210,244	$236,953
Utilities and other	(117,800)	(152,810)

	$92,444	$84,143

n.              Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. The Company will apply the provisions of SFAS No. 141 for any business combinations entered into beginning July 1, 2001.  SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for the Company’s fiscal year beginning October 1, 2002.  SFAS No. 142 eliminates the amortization of intangible assets with indefinite lives such as goodwill, and requires an annual impairment test of such tangibles. In fiscal year 2002, the Company recorded $528,960 in amortization expense related to Goodwill. In fiscal year 2003, the Company’s adoption of this accounting pronouncement resulted in an impairment of $1,576,328 of goodwill associated with its temporary staffing business segment. This impairment was recorded in the first quarter of fiscal year 2003.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets.  SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development or the normal operation of a long-lived asset. SFAS No. 143 required that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset and the expense is to be recognized over the estimated useful life of the long-lived asset. SFAS No. 143 is effective June 15, 2002, with early adoption permitted. The Company adopted SFAS No. 143 effective October 1, 2002, which did not have a material impact on the Company’s financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and is effective for fiscal years beginning after December 15, 2001.  This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of;” however, it retains the fundamental provisions of SFAS No. 121 for (i) recognition and measurement of the impairment of long-lived assets to be held and used and (ii) measurement of long-lived assets to be disposed of by sale.  This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business.  The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position or results of operations (see also Note 13, “Subsequent Events”).

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

The FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” – an interpretation of FASB Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34.  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  Implementation of these provisions of the Interpretation is not expected to have a material impact on the Company’s consolidated financial statements.  The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ended after December 15, 2002, and have been adopted in the accompanying consolidated financial statements for September 30, 2002 (see Note 10 (d)).

The FASB has issued Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” – an interpretation of Accounting Research Bulletin (“ARB”) No. 51.  This Interpretation defines a variable interest entity and provides that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise.  Furthermore, the Board indicates that the voting interest approach of ARB No. 51 is not effective in identifying controlling financial interests in entities that are not controllable through voting interest or in which the equity investors do not bear the residual economic risk.  This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  As a result of the issuance of FASB Staff Position FIN 46-6 “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” FIN 46 applies at the end of the interim or annual period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  Management believes the implementation of this Interpretation will not have a material effect upon the Company’s financial statements.

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

o.              Reclassification

Certain amounts in the accompanying 2001 consolidated financial statements have been reclassified to conform to the presentation used in 2002.

3.               Acquisition and Goodwill

On August 14, 2000, Cypress Financial Services, Inc. completed the purchase of all of the outstanding stock of Orange County Professional Service, Inc. (“OCPS”).  OCPS became a subsidiary of Cypress Financial Services, which changed its name to RevCare Inc.  Concurrent with this acquisition, OCPS acquired substantially all of the assets of RBA Rem-Care, Inc., Insource Medical Solutions, LLC and Hospital Employee Labor Pool, affiliates of OCPS.  This acquisition was accounted for using the purchase method of accounting.  The Company paid approximately $11,000,000 in cash and issued notes payable for $3,675,000.  The excess of the purchase price over the fair value of the net assets acquired of $10,773,940 was recorded as goodwill.  The operations of OCPS have been included in the accompanying consolidated financial statements from the date of acquisition.

4.               Related Party Transactions

As part of Mr. Manny Occiano’s original employment agreement, Mr. Occiano is eligible to participate in the management bonus pool to be established by the Board of Directors and is entitled, during 1999 only, to quarterly advances of $22,500 to be credited against the management bonus when earned.  Mr. Occiano received four such advances amounting to $90,000.  This amount is to be credited against future management bonuses when earned.   Mr. Occiano also received a loan of $100,000 to purchase 66,000 shares of common stock on the open market.  The loan is secured by a pledge of the common stock acquired.

In conjunction with the acquisition of OCPS, on August 14, 2000 the Company issued $3,675,000 of secured convertible promissory notes to shareholders and officers of OCPS, who were employees or officers of the Company as of September 30, 2002.  All of these notes bear interest at the rate of 8 percent per annum. Of these notes, a total of $3,503,500 mature in January 2003 and the remaining note matures in August 2003, at which time the unpaid principal balances and all accrued and unpaid interest are due.  The balance of these notes at September 30, 2002 was $3,647,430.  At the option of the holder, the notes are convertible into common stock at $0.735 per share. Certain of these notes were amended and/or retired as part of various transactions that were executed in 2003. See Note 13, “Subsequent Events” for additional information regarding these matters.

A convertible note payable to an individual (related party) for $143,930 of principal and interest was outstanding at September 30, 2002, and is due in monthly installments of $13,613 through August 2003.  Interest on the note is payable at 8 percent per annum.  At the option of the holder, any unpaid principal balance may be converted into the Company’s common stock at $.0735 per share.

On September 28, 2001, the Company entered into a revolving line of credit agreement with two officers of the Company.  The agreement permits borrowings up to $350,000 at the bank reference (5.25% at September 30, 2002) rate plus one percent.  The line of credit is unsecured and expires on January 2, 2003.  At September 30, 2002 we owed $350,000 on this line of credit.  On January 2, 2003, we entered into an amendment with these officers in which the maturity date was extended to January 2, 2004. This agreement was amended in June 2003. Please see Note 13,  “Subsequent Events” for more information regarding this amendment.

On July 22, 2002, the Company entered into a $100,000 note payable with its majority stockholder, FBR Financial Services Partners, L.P. (FBR) The note bears interest at the bank reference rate (5.25% at September 30, 2002) plus one percent and is payable on demand, but is subordinate to a note from an officer of the Company.  The note is unsecured.

On September 19, 2002, the Company entered into a $1,000,000 convertible note payable (“Note”) with its majority shareholder, FBR.  The note bears interest at 12 percent per annum and is payable on demand, but is subordinate to a note from an officer of the Company.   The note is convertible into the Company’s common stock concurrently or at any time following an equity financing of common stock (“Financing”) at a conversion price equal to eighty-five percent (85%) of the price per share at which the common stock is sold in the Financing.  The Company computed the intrinsic value of the beneficial conversion feature attributable to the convertible note to be $176,471, which will be charged to expense at the time of a Financing.  This agreement was amended in August 2003.  Please see the following paragraph for more information regarding this amendment.

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

On August 29, 2003, the Company entered into an Exchange Agreement with Russell and Suzette Mohrmann and their affiliate, Hospital Employee Labor Pool, a California corporation, or HELP, pursuant to which the transfer was consummated. See Note 13, “Subsequent Events” for more information regarding this agreement.

5.               Property and Equipment

Property and equipment consists of the following at September 30, 2002:

Land	$866,575
Building	1,540,577
Furniture, fixtures and equipment	2,472,035

4,879,187
Less—Accumulated depreciation	(1,631,914)

$3,247,273

Depreciation expense for the years ended September 30, 2002 and 2001 totaled $452,228 and $346,788, respectively. At September 30, 2002, the cost and accumulated amortization of equipment under capital leases was $534,321 and $324,983, respectively.

6.               Intangible Assets

Intangible assets consists of the following at September 30, 2002:

Goodwill	$10,773,940
Less—Accumulated amortization	(1,152,261)

$9,621,679

7.               Lines of Credit

The Company has a line of credit with a bank, which permits borrowings up to a maximum of $300,000 at the bank’s reference rate of prime plus two percent (6.75 percent at September 30, 2002).  The line of credit expires on May 1, 2003.  At September 30, 2002, borrowings on the line totaled $50,294.  Borrowings are secured by substantially all the assets of OCPS, including accounts receivable and equipment, as well as guaranteed by the prior owner of OCPS, who are employees of the Company. All outstanding principal and interest related to this borrowing were paid in full in May, 2003.

On November 19, 2001, the Company entered into a secured line of credit with a bank, which provides for borrowings up to $1,000,000 at the bank’s reference rate plus five percent (9.75 percent at September 30, 2002). The line expires on January 20, 2003 which was subsequently extended to February 20, 2003. At September 30, 2002 the borrowings on the line totaled $394,540. All outstanding principal and interest owed under this borrowing were paid in full in February 2003.

8.               Mortgage Note Payable

The Company has a mortgage note payable to a bank in the amount of $2,886,894, collateralized by land and a building, due in monthly payments of $25,984, bearing interest at an interest rate based on the yield of the U.S. Five Year Treasury Swap Rate (“the Index”) plus 2.5 percent and no cap.  Said rate will be fixed for five years and adjusted on the first business day of each five-year anniversary date of the promissory note dated December 19, 2000 through January 2021, at which time the entire principal balance becomes due and payable.  At September 30, 2002, the interest rate was 8.4%. All outstanding principal and interest owed under this note was paid in May 2003 as part of the Sale and Leaseback transaction that the Company consummated at that time.  See Note 13, “Subsequent Events” for more information on this transaction. The Sale and Leaseback transaction was accounted for as a financing transaction. Accordingly, the future scheduled maturities after September 2002, as disclosed below, reflect the amounts due under the Lease Agreement.

Future scheduled maturities of the Lease Agreement at September 30, are as follows:

Fiscal Years Ending September 30,
2003	$233,727
2004	647,244
2005	647,244
2006	647,244
2007	647,244
Thereafter	4,962,204
Total	$7,784,907

9.               Capital Transactions

a.                                       Series A Convertible, Redeemable Preferred Stock

On September 30, 1996, the Company converted the balance of notes issued in connection with the acquisition of Medical Control Services, Inc. (“MCSI”) totaling $690,000 into 345,000 shares of the Company’s Series A convertible, redeemable preferred stock.  MCSI was acquired in 1995 by Cypress Financial Services, Inc.  The preferred stock is convertible into shares of common stock at $1.50 per share at the option of the holders, subject to anti-dilution provisions. The Company has the right to redeem these preferred shares at $2.50 per share. The holders of the Company’s Series A convertible, redeemable preferred shares are entitled to the same voting and dividend rights as the common shareholders. Such preferred shares have a liquidation preference at $2.00 per share over common shareholders.

b.                                      Common Stock

On May 30, 2000, the Company sold 15,000,000 shares of its common stock to FBR Financial Services Partners, L.P. for $7,500,000 (FBR), representing 69.8 percent of the outstanding common stock of the Company on a fully diluted basis.  Offering costs related to this transaction were $446,856.

In August 2000, the Company forgave a $50,000 note receivable from a former officer in exchange for 33,000 shares of the Company’s common stock.

c.               Warrants

On February 12, 1999, the Company issued a warrant to Batchelder & Partners, Inc. to purchase up to 400,000 shares of the Company’s common stock in connection with their agreement to act as the Company’s non-exclusive financial advisor. This warrant is subject to specific exercise prices ranging from $1.75 to $4.75 with a weighted average exercise price of $3.06. Additionally, this warrant is subject to vesting provisions whereas 100,000 shares vested immediately and the balance vests if and when certain defined targets are achieved based upon the Company’s enterprise value, as defined.  The next 50,000 warrants vest upon an enterprise value of $17.29 million.    The warrant is exercisable until November 13, 2005.

The fair value of the warrant was estimated to be $415,000 on the date of grant using the Black-Scholes Option Pricing model with the following assumptions: weighted average risk-free interest rate of 4.5 percent; a weighted average volatility of 86.9 percent; an expected life of 6.75 years; and no expected dividend yield. This amount will be recognized in the income statement during the period the services are deemed to have been provided. During the year ended September 30, 1999, the Company recognized advisory fees of $100,000 relating to this warrant and no expense has been recognized for any period since then. Any remaining expense will be recognized in future periods if and when various conditions to vesting have been met.

10.         Commitments and Contingencies

a.                                       Lessee - The Company leases certain office space and equipment under non-cancelable operating and capital leases that expire at various times through fiscal 2006.  Future annual minimum lease payments, in the aggregate, under operating and capital leases at September 30, 2002 are as follows:

Year Ending September 30	Operating	Capital

2003	$42,750	$117,618
2004	19,186	102,557
2005	—	41,294
2006	—	16,013

Total minimum lease payments	$61,936	$277,482

Less – Amounts representing interest		57,834

Present value of capital lease obligations		219,648
Less – current portion		87,343

		$132,305

Rent expense under all operating leases totaled $66,433 in 2002 and $28,272 in 2001.

b.              Lessor - As discussed in Note 1, the Company sub-leases a portion of its building to unrelated entities under operating leases which expire at various times through fiscal 2005. The Company leases to several tenants on a month-to-month basis. Future annual collections of rental income under non-cancelable operating leases as of September 30, 2002 are scheduled as follows:

Years Ending September 30,

2003	$62,470
2004	54,378
2005	61,819

$178,667

c.               Employment Agreements

On May 30, 2000, the Company entered into a three-year employment agreement with the Chief Executive Officer.  On August 14, 2000, the Company entered into a two-year and a three-year employment agreement with two of its Vice Presidents.  On January 2, 2001, the Company entered into a three-year employment agreement with its Chief Financial Officer.  The agreements provide for annual salaries, paid vacations and other related benefits.  The minimum annual compensation pursuant to such agreements, excluding provisions for fringe benefits (e.g., vacations, etc.), will be approximately $710,417 and $66,667 in fiscal years 2003 and 2004, respectively. These employment contracts were amended in 2003. See Note 13, “Subsequent Events” for subsequent changes to these contracts.

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

e.               Litigation

The Company is involved, from time to time, in litigation that is incidental to its collection business. The Company regularly initiates legal proceedings as a plaintiff in connection with its routine collection activities. In management’s opinion, none of these legal matters individually will have a material adverse effect on the Company’s financial position or the results of its operations

f.                 Other

As discussed in Note 2, the practice of transferring funds collected on behalf of certain California-based delinquent debt clients to operating accounts or delay in remitting funds might be deemed a breach of the Company’s obligations. In July 2003, the Company reported that it has discontinued this practice and has taken steps to reduce the collections payable balance. The Company believes that a potential consequence of any such potential breach is that certain of our California-based delinquent debt collection clients may feel damaged and may request compensation. To the extent the Company is unable to reach an agreement with entities that request compensation, such entities may initiate legal efforts to pursue claims against the Company. In connection with the process to reduce the collections payable balance owed to certain of the Company’s California-based delinquent debt collection clients, the Company will contact those clients and offer to pay interest to those of which assert a claim as a result of the Company’s past practice.

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

11.         Income Taxes

The benefits for income taxes for the years ended September 30, 2002 and 2001 are shown in the table below:

	2002	2001

Federal:
Current	$—	$—
Deferred	—	—
State:
Current	—	—
Deferred	—	—
Total tax benefit	$—	$—

A reconciliation of the total tax benefit from the Federal statutory rate of 34 percent is as follows:

	2002	2001

Federal statutory tax rate	(34.0)%	(34.0)%
State income taxes, net of Federal income tax benefit	(8.6)	(8.6)
Other	6.0	1.2
Valuation Allowance	36.6	41.4
Actual tax benefit	—%	—%

Because certain items of income and expense are not recognized in the same year in the Company’s financial statements as in its Federal and California tax returns, deferred assets and liabilities are created.  As of September 30, 2002, the accompanying consolidated balance sheet reflects no deferred tax assets. The net deferred tax assets as of September 30, 2002 are disclosed in the table below:

	2002	2001

Deferred tax assets:
Allowance for doubtful accounts	$71,616	$107,920
Vacation accrual	56,832	60,469
Net operating loss	2,686,004	1,671,602
Warrants	42,840	42,840
Other	40,808	31,772
Total deferred tax assets	2,898,100	1,914,603

Deferred tax liabilities:
Securitization	(673,420)	(673,420)
Other	(59,564)	(39,716)
Total deferred tax liabilities	(732,984)	(713,136)

Valuation allowance	(2,165,116)	(1,201,467)
Net deferred tax asset	$—	$—

As of September 30, 2002, the Company had approximately $6.1 million and $3.2 million of federal and state net operating carry forwards, respectively.  The federal amount is available to offset future taxable incomes which expire in various years through 2022.  The state amount has been deferred by legislative action and will not be available for use for two years beginning with the fiscal year ending September 30, 2003.

12.         Reportable Business Segments

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

Temporary Staffing –

This division specializes on providing temporary staffing to hospital organizations and physician service organizations.  Temporary staffing provided to its clients can include administrative, financial, as well as clinical and operational personnel. In August 2003, we entered into an Exchange Agreement with Russell and Suzette Mohrmann and their affiliate, Hospital Employee Labor Pool, a California corporation, or HELP, pursuant to which there was a transfer of substantially all the assets related to our administrative and back office temporary staffing division. See Note 13, “Subsequent Events” for more information regarding this matter.

Below is a summary statement of operations for the twelve months ended September 30, 2002 and 2001. The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. Certain assumptions are made concerning the allocations of costs between segments that may influence relative results, most notably, allocations of various types of technology, legal, recruiting and training costs. Management believes that the allocations utilized below are reasonable and consistent with the way it manages the business.

The following table summarizes the results of our operating units for the twelve months ended September 30, 2002 and 2001:

For the twelve months ended September 30, 2002:

	Recovery		Physician Services		Reimbursement Solutions		Temporary Staffing		Total

Revenue	$5,076,778	100%	$3,137,544	100%	$3,530,896	100%	$1,637,674	100%	$13,382,892	100%
Direct Labor	1,898,482	37%	1,654,391	53%	1,506,815	43%	1,118,997	68%	6,178,685	46%
Indirect Labor	863,844	17%	695,949	22%	401,515	11%	107,173	7%	2,068,481	15%
Other Expenses	750,599	15%	850,236	27%	287,613	8%	57,490	3%	1,945,938	15%
Total Expenses	3,512,925	69%	3,200,576	102%	2,195,943	62%	1,283,660	78%	10,193,104	76%

Operating income (loss)	$1,563,853	31%	$(63,032)	(2)%	$1,334,953	38%	$354,014	22%	$3,189,788	24%

Selling, general & administrative expenses									(5,093,529)	(38)%
Depreciation & amortization									(995,759)	(7)%
Losses on portfolio receivables									(70,667)	1%

Loss from Operations									$(2,970,167)	(22)%

For the twelve months ended September 30, 2001:

	Recovery		Physician Services		Reimbursement Solutions		Temporary Staffing		Total

Revenue	$6,536,699	100%	$2,672,615	100%	$1,245,921	100%	$3,703,509	100%	$14,158,744	100%
Direct Labor	2,254,317	34%	1,411,556	53%	558,286	45%	2,710,560	73%	6,934,719	49%
Indirect Labor	1,241,634	19%	595,613	22%	193,689	16%	127,558	3%	2,158,494	15%
Other Expenses	1,136,861	17%	813,339	30%	160,173	13%	56,363	2%	2,166,736	15%
Total Expenses	4,632,812	71%	2,820,508	106%	912,148	73%	2,894,481	78%	11,259,949	80%

Operating income (loss)	$1,903,887	29%	$(147,893)	(6)%	$333,773	27%	$809,028	22%	$2,898,795	20%

Selling, general & administrative expenses									(3,723,136)	(26)%
Depreciation & amortization									(888,029)	(6)%
Losses on portfolio receivables									(241,381)	(2)%

Loss from Operations									$(1,953,751)	(14)%

13.         Subsequent Events

a.               Changes in Management Employment Agreements

Chief Executive Officer Manuel Occiano’s employment contract expired in May 2003. At this time the employment contract has not been renewed and Mr. Occiano’s employment is considered to be at will.

Chief Financial Officer, Frederick McGee resigned his position on July 28, 2003.

On August 29, 2003, Senior Vice President of Sales and Marketing Executive Robert Perez’ employment contract was extended to September 1, 2005 as part of the restructuring and extension of the note payable to Mr. Perez.

On August 29, 2003, as part of the terms of the Exchange Agreement with Russell and Suzette Mohrmann and their affiliate Hospital Employee Labor Pool (HELP), Russell Mohrmann’s employment with the Company was terminated.

b.              Sale/Leaseback of Building

On May 21, 2003, the Company’s wholly owned subsidiary, Medical Control Services, Inc. (MCI), which held title to our corporate facility completed the sale of the property to SCP Park Meadows, LLC (SCP).  On that same date, the Company entered into a Lease Agreement dated May 21, 2003 with SCP (the “Lease”). The net proceeds from the sale of the property, after paying off the existing mortgage on the property and paying commissions and expenses, and depositing $1,050,000 to a restricted account to collateralize the letters of credit used as rent deposits related to the subsequent lease of the property equaled $1,352,361. The transaction will be accounted for as a financing transaction. Accordingly, no gains or losses will be recorded by the Company. All proceeds from this transaction will be recorded as a financing obligation. The Lease provides, among other things, all of the following:

• a twelve year term, with two additional renewal options of five years each;

• base rent of $53,937 per month for the first three years of the Lease, with annual adjustments thereafter based on an index, subject to minimum and maximum annual increases

• a tenant improvement allowance of $50,000;

• the Company has responsibility for various costs, including those associated with maintaining, insuring, repairing and replacing items on the property;

• security deposits in the form of two irrevocable letters of credits totaling $1,050,000, $400,000 of which is subject to release within twelve months upon satisfaction of specified conditions;

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

c.               Disposition of Segment

On August 29, 2003 the Company negotiated the disposition of its temporary staffing segment (the “Staffing Business”), and entered into an Exchange Agreement with Russell and Suzette Mohrmann and their affiliate, Hospital Employee Labor Pool, a California corporation, or HELP, pursuant to which the transfer was consummated. Pursuant to the terms of the Exchange Agreement, HELP has acquired substantially all of the assets of the Staffing Business in exchange for: (1) the reduction of $1,900,000 of the indebtedness that the Company owed to the Mohrmanns and their affiliates under various notes that the Company had previously issued to them when the Company acquired a number of businesses from them in 2000, (2) the modification of the terms on the remaining $646,719 owed to the Mohrmanns, including the extension of the Company’s payment obligation, with payments of $25,000 now being due each month commencing approximately September 1, 2004, the termination of the security interest held by the Mohrmanns and the subordination of their debt to the Company’s other lenders.  The impact of this disposition, had it occurred at beginning of fiscal 2002, would be a reduction in revenue of $1,637,674 and an increase in loss from operations of $354,014.

d.              Modifications to debt maturities/renegotiation of debt instruments

On September 28, 2001, the Company entered into a revolving line of credit agreement with two officers of the Company.  The agreement permits borrowings up to $350,000 at the bank reference rate plus one percent.  The line of credit is unsecured and expires on January 2, 2003.  At September 30, 2002 we owed $350,000 on this line of credit.  In connection with the Disposition of Segment discussed in Note 13 (c.) above, the maturity date was extended to June 15, 2004.

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

e.               New financing

On February 11, 2003, the Company entered into a Business Financing Agreement (“Financing Agreement”) with Bridge Bank. The Company may borrow up to $2,500,000 under the conditions set forth in the Financing Agreement and the outstanding balance of principal and accrued interest under this Financing Agreement was $418,913 at December 31, 2003. The maximum amount we can borrow is contingent on and collateralized by qualified invoices, which will fluctuate from time to time depending on our business volume.  As of December 31, 2003 we have borrowed the maximum amount available under this line.  Part of the proceeds of this Financing Agreement was used to pay all outstanding principal and interest under the Company’s Line of Credit Agreement, which expired in January 2003. The obligations under the Financing Agreement are secured by first priority liens in all of the Company’s assets and the assets of its subsidiaries pursuant to the terms and conditions of security agreements. The obligations are also guaranteed by the subsidiaries under the terms and conditions of guaranties.

In November 2003, the Company entered into a “Business Financing Agreement” with Bridge bank whereby the Company borrowed $135,000. This amount was increased to $225,000 in January 2004. The proceeds of the note were used for working capital. The agreement, which bears interest at prime plus 4%, requires the Company to make 12 monthly principal and interest payments of $22,444 through February 2005. The obligation is guaranteed by FBR.