Form 10QSB
period 2003-03-31
REVCARE INC
filed 2004-01-29
CIK 811510

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 29, 2004 the issuer had 21,526,909 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes ☐ No ☒

REVCARE, INC.

FORM 10-QSB

REVCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

MARCH 31, 2003

(UNAUDITED)

ASSETS
Current assets:
Cash	$258,520
Restricted cash	23,899
Accounts receivable, net of allowance for doubtful accounts of $ 126,084	2,051,051
Prepaid expenses and other	73,644
Employee advances	94,600

Total current assets	2,501,714

Goodwill	8,045,351
Property and equipment, net	3,026,594
Note receivable from officer	100,000

Total assets	$13,673,659

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank overdraft	$113,834
Accounts payable	921,540
Collections payable to customers	2,693,259
Accrued liabilities	1,581,414
Lines of credit	716,668
Current portion of mortgage note payable	75,120
Current portion of capital lease obligations	92,285
Current portion of notes payable to related parties	66,728

Total current liabilities	6,260,848

Mortgage note payable, less current portion	2,777,859
Capital lease obligations, less current portion	80,656
Notes payable to related parties, less current portion	5,193,511

Total liabilities	14,312,874

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY (DEFICIT):
Series A convertible, redeemable preferred stock, $0.001 par value, stated at $2.00 liquidation preference per share, 5,000,000 shares authorized; 345,000 shares issued and outstanding	690,000
Common stock, $0.001 par value; 55,000,000 shares authorized; 21,526,909 shares issued and outstanding	21,520
Paid-in capital	10,658,282
Accumulated deficit	(11,959,017)
(589,215)
Less common stock in treasury at cost, 33,000 shares	(50,000)

Total shareholders’ equity (deficit)	(639,215)
$13,673,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002

(UNAUDITED)

	2003	2002

REVENUES	$5,851,937	$6,889,246

OPERATING EXPENSES
Salaries, wages and related benefits	3,998,306	4,357,430
Other operating expenses	735,622	815,622
Selling, general and administrative	2,154,151	2,373,900
Depreciation and amortization	221,810	493,486
	7,109,889	8,040,438

LOSS FROM OPERATIONS	(1,257,952)	(1,151,192)

OTHER INCOME (EXPENSE)
Interest expense, net	(389,510)	(340,184)
Rental operations, net	23,570	45,236
	(365,940)	(294,948)

LOSS BEFORE BENEFIT FOR INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(1,623,892)	(1,446,140)

BENEFIT FOR INCOME TAXES	—	—

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(1,623,892)	(1,446,140)

CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGING METHOD OF ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLES WITH INDEFINITE LIVES (NOTE 3 (i))	(1,576,328)	—

NET LOSS	$(3,200,220)	$(1,446,140)

Earnings (loss) per share (basic and diluted):
Loss before cumulative effect of change in accounting principle	$(0.08)	$(0.07)
Cumulative effect on prior years of changing method of accounting for goodwill and other intangibles with indefinite lives	(0.07)	—
Net Loss	$(0.15)	$(0.07)

Number of shares used in computing earnings (loss) per share (basic and diluted):
Loss before cumulative effect of change in accounting principle	21,526,909	21,526,909
Cumulative effect on prior years of changing method of accounting for goodwill and other intangibles with indefinite lives	21,526,909	21,526,909
Net Loss	21,526,909	21,526,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(UNAUDITED)

	2003	2002

REVENUES	$3,091,504	$3,609,902

OPERATING EXPENSES:
Salaries, wages and related benefits	1,980,761	2,236,021
Other operating expenses	328,443	425,090
Selling, general and administrative	1,071,899	1,132,505
Depreciation and amortization	109,108	246,380
	3,490,211	4,039,996
LOSS FROM OPERATIONS	(398,707)	(430,094)

OTHER INCOME (EXPENSE):
Interest expense, net	(199,046)	(172,332)
Rental operations, net	8,848	29,533
	(190,198)	(142,799)
LOSS BEFORE BENEFIT FOR INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(588,905)	(572,893)

BENEFIT FOR INCOME TAXES	—	—

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(588,905)	(572,893)

CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGING METHOD OF ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLES WITH INDEFINITE LIVES (NOTE 3 (i))	—	—

NET LOSS	$(588,905)	$(572,893)

Earnings (loss) per share (basic and diluted):
Loss before cumulative effect of change in accounting principle	$(0.03)	$(0.03)
Cumulative effect on prior years of changing method of accounting for goodwill and other intangibles with indefinite lives	—	—
Net Loss	$(0.03)	$(0.03)

Number of shares used in computing earnings (loss) per share (basic and diluted):
Loss before cumulative effect of change in accounting principle	21,526,909	21,526,909
Cumulative effect on prior years of changing method of accounting for goodwill and other intangibles with indefinite lives	21,526,909	21,526,909
Net Loss	21,526,909	21,526,909

REVCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002

(UNAUDITED)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,200,220)	$(1,446,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	221,810	493,486
Cumulative effect of change in accounting principle	1,576,328	—
Loss on sale of portfolio receivables	—	70,667
Changes in operating assets and liabilities:
Change in accounts receivable, net	(15,681)	(666,894)
Change in prepaid expenses and other	(73,140)	(33,507)
Change in accounts payable	223,004	462,939
Change in collections payable to customers	518,111	602,980
Change in accrued liabilities	140,157	185,045

Net cash used in operating activities	(609,631)	(331,424)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,132)	(207,227)
Net proceeds from sale of portfolio receivables	—	34,088
Net change in restricted cash	533	—

Net cash used in investing activities	(599)	(173,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from lines of credit	271,834	593,233
Proceeds from note payable	—	350,000
Principal payments on notes payable	(127,202)	(197,918)
Principal payments on mortgage note payable	(33,915)	—
Principal payments on capital lease obligations	(46,707)	(49,777)
Increase in bank overdraft	(77,972)	(112,674)

Net cash (used in) provided by financing activities	(13,962)	582,864

Net (decrease) increase in cash	(624,192)	78,301

CASH, at beginning of period	882,712	—

CASH, at end of period	$258,520	$78,301

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Interest Paid	$184,643	$—
Interest payable converted to debt	$290,011	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business.  The Company generated net losses of $3,565,492, $2,436,347, and $3,200,220 in fiscal years 2002, 2001, and for the six month period ended March 31, 2003, respectively. In addition, the Company had total shareholders’ deficit of $639,215 and a working capital deficit of $3,759,134 at March 31, 2003.

Management believes that the recent losses are attributable to the various acquisitions in 2000, the integration of their operations and the implementation of technology and processes to pursue its strategic objectives.  Additionally, the Company lost more clients than it gained. The Company continues to obtain larger, higher margin contracts, while discontinuing contracts with low margins.  Management, however, believes that the operating plan for subsequent fiscal years may experience significant challenges in light of ongoing changes in the industry and geographic market it serves which may require the Company to seek alternative sources for cash to support its growth and ongoing operations. Accordingly, the Company has completed several transactions and completed operational changes designed to meet the Company’s liquidity requirements, the most significant of which are as follows:

•                  On February 11, 2003, the Company entered into a Business Financing Agreement (“Financing Agreement”) with Bridge Bank. The Company may borrow up to $2,500,000 under the conditions set forth in the Financing Agreement and the outstanding balance of principal and accrued interest under this Financing Agreement was $418,913 at December 31, 2003.  The maximum amount we can borrow is contingent on and collateralized by qualified invoices, which will fluctuate from time to time depending on our business volume.  As of December 31, 2003 we have reached the limit under this line.  The obligations under the Financing Agreement are secured by first priority liens in all of the Company’s assets and the assets of its subsidiaries pursuant to the terms and conditions of security agreements. This obligation is also guaranteed by our subsidiaries under the terms and conditions of guaranties.

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

•                  On August 13, 2003, the Company executed the relevant documents under which FBR agreed to provide the Company a $500,000 unsecured note. The proceeds of this note were used for working capital purposes.  On August 29, 2003, the Company executed the relevant documents under which FBR agreed to provide the Company a $1,000,000 convertible note. The proceeds from the new $1,000,000 note from FBR will be used to reduce the collections payable to certain of the Company’s California-based delinquent debt collection clients.

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

•                  In fiscal years 2002 and 2003, the Company has initiated and completed various cost reduction initiatives. Such initiatives are expected to reduce annual operating costs by approximately $2.3 million in fiscal years 2003 and 2004. In March 2003, the Company also initiated the pilot program for a design to perform certain analytical and segmentation processes on selected accounts in an offshore location in order to explore the possibility of further reducing the direct costs of its collection process significantly.

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

Based on the financing activities and reductions in operating costs described above, management believes that the Company will have the sufficient working capital it needs to pursue its on going growth and strategic goals for fiscal years 2003 and 2004.

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

g.              Collections Payable to Customers

The Company records liabilities for collections received on behalf of its customers as collections payable to customers.  Most of our customer contracts do not require these collected funds to be segregated from our operating cash accounts.  Accordingly, these amounts are included in cash until remitted to customers.  Amounts that are required to be segregated and held in separate accounts are shown as Restricted Cash in the accompanying condensed consolidated balance sheet.

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

i.                  Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired and prior to fiscal 2003 is amortized using the straight-line method over 20 years.  The carrying value of goodwill is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment.  The Company annually re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated useful lives of goodwill.  In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.”  SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  Upon adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life but is instead subject to periodic testing for impairment.  The Company adopted this Statement and completed its initial impairment test for goodwill as of October 1, 2002.  As a result of this assessment, the Company determined that one of its segments, HELP, was impaired and recorded an impairment charge of $1,576,328 in the quarter ended December 31, 2002.  The impairment has been reported as a cumulative effect of a change in accounting principle.  In addition to the impairment, the impact of adopting SFAS No. 142 was to cease the amortization of goodwill, which would have amounted to $132,240 and $264,480 of amortization expense for the three and six months ended March 31, 2003, respectively. Net loss for the three and six months ended March 31, 2003, including amortization of goodwill, would have been $721,145 and $3,464,700 compared to $588,905 and $3,200,220, respectively. For the three and six months ended March 31, 2002, goodwill amortization expense was $132,240 and $264,480. Net loss for the three and six months ended March 31, 2002, excluding amortization of goodwill, would have been $440,653 and $1,181,660 compared to $572,893 and $1,446,140, respectively.

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

	Six Months Ending March 31st
	2003	2002
Loss before cumulative effect of change in accounting principle	$(1,623,892)	$(1,446,140)

Cumulative effect on prior years of changing method of accounting for goodwill and other intangibles with indefinite lives	(1,576,328)	—

Net loss	$(3,200,220)	$(1,446,140)

Number of shares used in denominator for computing earnings per share (basic and diluted):	21,526,909	21,526,909

Earnings (loss) per share (basic and diluted):

Loss before cumulative effect of change in accounting principle	$(0.08)	$(0.07)

Cumulative effect on prior years of changing method of accounting for goodwill and other intangibles with indefinite lives	$(0.07)	$—

Net loss	$(0.15)	$(0.07)

	Three Months Ending March 31st
	2003	2002
Loss before cumulative effect of change in accounting principle	$(588,905)	$(572,893)

Cumulative effect on prior years of changing method of accounting for goodwill and other intangibles with indefinite lives	—	—

Net Loss	$(588,905)	$(572,893)

Number of shares used in denominator for computing earnings per share (basic and diluted):	21,526,909	21,526,909

Earnings (loss) per share (basic and diluted):

Loss before cumulative effect of change in accounting principle	$(0.03)	$(0.03)

Cumulative effect on prior years of changing method of accounting for goodwill and other intangibles with indefinite lives	$—	$—

Net Loss	$(0.03)	$(0.03)

For the periods presented there were no reconciling items in computing the basic and diluted EPS calculations for either the numerator or the denominator.

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

The FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” — an interpretation of FASB Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34.  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  Implementation of these provisions of the Interpretation is not expected to have a material impact on the Company’s consolidated financial statements.  The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ended after December 15, 2002, and have been adopted in the accompanying consolidated financial statements as of September 30, 2002 (see Note 9 (d)).

The FASB has issued Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” –an interpretation of Accounting Research Bulletin (“ARB”) No. 51.  This Interpretation defines a variable interest entity and provides that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise.  Furthermore, the Board indicates that the voting interest approach of ARB No. 51 is not effective in identifying controlling financial interests in entities that are not controllable through voting interest or in which the equity investors do not bear the residual economic risk.  This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  As a result of the issuance of FASB Staff Position FIN 46-6 “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” FIN 46 applies at the end of the interim or annual period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  Management believes the implementation of this Interpretation will not have a material effect upon the Company’s consolidated financial statements.

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

4.               Property and Equipment

Property and equipment consists of the following at March 31, 2003:

Land	$866,575
Building	1,540,577
Equipment and furnishings	2,473,168
4,880,320
Less—Accumulated depreciation	(1,853,726)
$3,026,594

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

In conjunction with the acquisition of OCPS, on August 14, 2000 the Company issued $3,675,000 of secured convertible promissory notes to shareholders and officers of OCPS, who were employees or officers of the Company as of March 31, 2003.  All of these notes bear interest at the rate of 8 percent per annum. Of these notes, a total of $3,503,500 mature in January 2003, and the remaining note matures in August 2003, at which time the unpaid principal balances and all accrued and unpaid interest are due.  The balance of these notes at March 31, 2003 was $3,860,239.  At the option of the holder, the notes are convertible into common stock at $0.735 per share. Certain of these notes were amended and/or retired as part of various transactions that were executed in 2003. See Note 10, “Subsequent Events” for additional information regarding these matters.

On September 28, 2001, the Company entered into a revolving line of credit agreement with two officers of the Company.  The agreement permits borrowings up to $350,000 at the bank reference (5.25% at March 31, 2003) rate plus one percent.  The line of credit is unsecured and expires on January 2, 2003.  At March 31, 2003 we owed $300,000 on this line of credit.  On January 2, 2003, we entered into an amendment with these officers in which the maturity date was extended to January 2, 2004. This agreement was amended in June 2003. Please see Note 10,  “Subsequent Events” for more information regarding this amendment.

On July 22, 2002, the Company entered into a $100,000 note payable with its majority stockholder, FBR Financial Services Partners, L.P. (FBR) The note bears interest at the bank reference rate (5.25% at March 31, 2003) plus one percent and is payable on demand, but is subordinate to a note from an officer of the Company.  The note is unsecured.

On September 19, 2002, the Company entered into a $1,000,000 convertible note payable (“Note”) with its majority shareholder, FBR.  The note bears interest at 12 percent per annum and is payable on demand, but is subordinate to a note from an officer of the Company.   The note is convertible into the Company’s common stock concurrently or at any time following an equity financing of common stock (“Financing”) at a conversion price equal to eighty-five percent (85%) of the price per share at which the common stock is sold in the Financing.  The Company computed the intrinsic value of the beneficial conversion feature attributable to the convertible note to be $176,471, which will be charged to expense at the time of a Financing. This agreement was amended on August 29, 2003.

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

The Company had a line of credit, which permitted borrowings up to a maximum of $300,000 at the bank’s reference rate of prime plus two percent (6.0 percent at March 31, 2003).  At March 31, 2003 borrowings on the line totaled $15,625. The line of credit expired on May 1, 2003 and was paid in full at that time. Borrowings were secured by substantially all the assets of OCPS, including accounts receivable and equipment, as well as guaranteed by the former principal owner of OCPS.

The Company has a mortgage note payable to a bank with $2,852,979 of principal outstanding at March 31, 2003. This note is secured by land and a building, due in monthly payments of $25,984, bearing interest at an interest rate based on the yield of the U.S. Five Year Treasury Swap Rate (“the Index”) plus+ 2.5 percent and no cap. Said rate will be fixed for five years and adjusted on the first business day of each five-year anniversary date of the promissory note dated December 19, 2000 through January 2021, at which time the entire principal balance is due and payable. All outstanding principal and interest owed under this note was paid in May 2003 as part of the Sale and Leaseback transaction that the Company consummated at that time (see Note 10, “Subsequent Events”).

A convertible note payable to an individual (related party) for $66,728 of principal and interest was outstanding at March 31, 2003, and is due in monthly installments of $13,613 through August 2003.  Interest on the note is payable at 8 percent per annum. At the option of the holder, any unpaid principal balance may be converted into the Company’s common stock at $.0735 per share. This note was paid in full in August 2003.

On February 11, 2003, the Company entered into a secured line of credit, which provides borrowing up to $2,500,000 at the bank’s reference rate of prime plus 1.5 percent (5.75 percent at March 31, 2003). The maximum amount we can borrow is contingent on and collateralized by qualified invoices, which will fluctuate from time to time depending on our business volume.  The line automatically renews upon the one-year anniversary of the execution, and shall continue to renew each subsequent year, unless earlier termination by either parties. The outstanding balance on this line of credit, which represents the maximum we can borrow, at March 31, 2003, was $ 701,043 (see Note 10, “Subsequent Events”).

7.               Income Taxes

Income tax expense for the periods presented is based on the estimated effective tax rate to be incurred for the year. Because certain items of income and expense are not recognized in the same year in the financial statements of the Company as in its Federal and California tax returns, deferred assets and liabilities are created. Due to the uncertainty of the Company’s ability to realize its deferred tax assets, a valuation allowance for the full amount of net deferred tax assets has been recorded at March 31, 2003.

8.               Reportable Business Segments

The following disclosures are intended to present reportable segments consistent with how the chief operating decision maker organizes segments within the Company for making operating decisions and assessing performance.  The chief operating decision maker does not use assets to make financial decisions separately within the segments. All assets are consolidated as a whole and are not identified by segments. Presently, the Company is segregated into four divisions, which are as follows.

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

Below is a summary of the operating information by segment for the three and six months ended March 31, 2003 and 2002, respectively. The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. Certain assumptions are made concerning the allocations of costs between segments that may influence relative results, most notably, allocations of various types of technology, legal, recruiting and training costs.  Management believes that the allocations utilized below are reasonable and consistent with the way it manages the business.

The following table summarizes the results of our reportable segments for the six months ended March 31, 2003 and 2002:

For the six months ended March 31, 2003:

	Recovery		Physician Services		Reimbursement Solutions		Temporary Staffing		Total

Revenue	$2,250,902	100%	$1,057,614	100%	$1,399,449	100%	$1,143,972	100%	$5,851,937	100%
Direct Labor	811,442	36%	810,315	77%	706,800	51%	838,807	73%	3,167,364	54%
Indirect Labor	344,663	15%	245,196	23%	172,389	12%	68,694	6%	830,942	14%
Other Expenses	341,468	16%	292,182	28%	65,791	5%	36,181	3%	735,622	13%
Total Expenses	1,497,573	67%	1,347,693	128%	944,980	68%	943,682	82%	4,733,928	81%

Operating income (loss)	$753,329	33%	$(290,079)	(28)%	$454,469	32%	$200,290	18%	1,118,009	19%

Selling, general & administrative expenses									(2,154,151)	(37)%
Depreciation & amortization									(221,810)	(4)%

Loss from Operations									$(1,257,952)	(22)%

For the six months ended March 31, 2002:

	Recovery		Physician Services		Reimbursement Solutions		Temporary Staffing		Total

Revenue	$2,635,519	100%	$1,535,434	100%	$1,959,123	100%	$759,170	100%	$6,889,246	100%
Direct Labor	1,085,553	41%	965,520	63%	690,150	35%	521,064	69%	3,262,287	47%
Indirect Labor	480,770	18%	364,534	24%	199,783	10%	50,056	7%	1,095,143	16%
Other Expenses	310,882	12%	319,996	21%	165,976	9%	18,768	2%	815,622	12%
Total Expenses	1,877,205	71%	1,650,050	108%	1,055,909	54%	589,888	78%	5,173,052	75%

Operating income (loss)	$758,314	29%	$(114,616)	(8)%	$903,214	46%	$169,282	22%	1,716,193	25%

Selling, general & administrative expenses									(2,373,900)	(34)%
Depreciation & amortization									(493,486)	(7)%

Loss from Operations									$(1,151,192)	(16)%

The following table summarizes the results of our operating units for the quarters ended March 31, 2003 and 2002:

For the quarter ended March 31, 2003:

	Recovery		Physician Services		Reimbursement Solutions		Temporary Staffing		Total

Revenue	$1,238,552	100%	$512,721	100%	$734,102	100%	$606,129	100%	$3,091,504	100%
Direct Labor	408,220	33%	381,298	74%	348,938	47%	439,193	72%	1,577,649	51%
Indirect Labor	160,893	13%	116,860	23%	90,434	12%	34,925	6%	403,112	13%
Other Expenses	160,024	13%	127,877	25%	26,489	4%	14,053	2%	328,443	11%
Total Expenses	729,137	59%	626,035	122%	465,861	63%	488,171	80%	2,309,204	75%

Operating income (loss)	$509,415	41%	$(113,314)	(22)%	$268,241	37%	$117,958	20%	782,300	25%

Selling, general & administrative expenses									(1,071,899)	35%
Depreciation & amortization									(109,108)	3%

Loss from Operations									$(398,707)	13%

For the quarter ended March 31, 2002:

	Recovery		Physician Services		Reimbursement Solutions		Temporary Staffing		Total

Revenue	$1,387,642	100%	$786,805	100%	$1,049,346	100%	$386,109	100%	$3,609,902	100%
Direct Labor	550,180	40%	480,061	61%	384,266	36%	263,355	68%	1,677,862	46%
Indirect Labor	236,799	17%	186,367	24%	100,847	10%	34,146	9%	558,159	16%
Other Expenses	159,800	11%	151,991	19%	100,690	10%	12,609	3%	425,090	12%
Total Expenses	946,779	68%	818,419	104%	585,803	56%	310,110	80%	2,661,111	74%

Operating income (loss)	$440,863	32%	$(31,614)	(4)%	$463,543	44%	$75,999	20%	948,791	26%

Selling, general & administrative expenses									(1,132,505)	(31)%
Depreciation & amortization									(246,380)	(7)%

Loss from Operations									$(430,094)	(12)%

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

f.                 Other

As discussed in Note 3 (g), the practice of transferring funds collected on behalf of certain California-based delinquent debt clients to operating accounts or delay in remitting funds might be deemed a breach of the Company’s obligations. In July 2003, the Company reported that it has discontinued this practice and has taken steps to reduce the collections payable balance. The Company believes that a potential consequence of any such potential breach is that certain of our California-based delinquent debt collection clients may feel damaged and may request compensation. To the extent the Company is unable to reach an agreement with entities that request compensation; such entities may initiate legal efforts to pursue claims against the Company. In connection with the process to reduce the collections payable balance owed to certain of the Company’s California-based delinquent debt collection clients, the Company will contact those clients and offer to pay interest to those of which assert a claim as a result of the Company’s past practice.

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

c.               Disposition of Segment

On August 29, 2003 the Company negotiated the disposition of its temporary staffing segment (the “Staffing Business”), and entered into an Exchange Agreement with Russell and Suzette Mohrmann and their affiliate, Hospital Employee Labor Pool, a California corporation, or HELP, pursuant to which the transfer was consummated. Pursuant to the terms of the Exchange Agreement, HELP has acquired substantially all of the assets of the Staffing Business in exchange for: (1) the reduction of $1,900,000 of the indebtedness that the Company owed to the Mohrmanns and their affiliates under various notes that the Company had previously issued to them when the Company acquired a number of businesses from them in 2000, (2) the modification of the terms on the remaining $646,719 owed to the Mohrmanns, including the extension of the Company’s payment obligation, with payments of $25,000 now being due each month commencing approximately September 1, 2004, the termination of the security interest held by the Mohrmanns and the subordination of their debt to the Company’s other lenders.  The impact of this disposition, had it occurred at beginning of fiscal 2003, would be a reduction in revenue for the three and six months ended March 31, 2003 of $606,129 and $1,143,972, respectively and an increase in loss from operations for the three and six months ended March 31, 2003 of $117,958 and $200,290, respectively.

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

e.               New financing

On February 11, 2003, the Company entered into a Business Financing Agreement (“Financing Agreement”) with Bridge Bank. The Company may borrow up to $2,500,000 under the conditions set forth in the Financing Agreement and the outstanding balance of principal and accrued interest under this Financing Agreement was $701,043 at March 31, 2003. The maximum amount we can borrow is contingent on and collateralized by qualified invoices, which will fluctuate from time to time depending on our business volume.  As of December 31, 2003 we have borrowed the maximum amount available under this line. Part of the proceeds of this Financing Agreement was used to pay all outstanding principal and interest under the Company’s Line of Credit Agreement, which expired in February 2003. The obligations under the Financing Agreement are secured by first priority liens in all of the Company’s assets and the assets of its subsidiaries pursuant to the terms and conditions of security agreements. The obligations are also guaranteed by the subsidiaries under the terms and conditions of guaranties.

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

Results of Operations:

Recovery Operations

Net Fees generated from its collection activities on receivables that the Company manages on behalf of fee-for-service clients showed a decrease of $149,090 and $ 384,617 for the quarter and six month period ended March 31, 2003 as compared to the quarter and six month periods ended March 31, 2002. The decrease relates to a general decline in placements from existing clients. In addition, contracts for certain clients were not renewed due to various reasons which include, among others, 1) the Company’s decision not to meet lower price and additional requirements; 2) certain clients were acquired by larger entities, 3) natural attrition and 4) general decline in prevailing rates charged for collection services as a result of increasing competition.

Direct Labor as a percentage of revenue decreased 7% and 5% between the same two quarters and six month periods, respectively due to the application of initiatives designed to reduce direct operating costs and improve employee productivity. Indirect Labor as a percentage of revenue also decreased 4% and 3% between the same respective periods for the same reasons.  Other operating expenses remain relatively unchanged between the quarters ended March 31, 2003, and March 31, 2002 respectively, but showed an increase of $30,586 between the six month period ended March 31, 2003 and 2002.  The increase is primarily due to increases in postage and customer data expenses incurred as part of installation costs for certain placements of accounts that were received in the first quarter of fiscal year 2003. The same amount of placements were not received in the first quarter of fiscal year 2002.

Physician Services

Revenue received for services to physician service organizations decreased by $274,084 and $477,820 for the three and six month-month periods ended March 31, 2003 as compared to the same period in 2002 due primarily to the termination of two significant contracts during the second half of fiscal year 2002. These clients decided to cease outsourcing the billing functions of their business. There were new contracts signed to replace the void created during the last quarter of fiscal year 2002 and this quarter but the cumulative volume of the new contracts were less than the volume lost from the two aforementioned clients. In addition these new contracts were in various stages of installation, which will tend to increase labor and operating costs as a percentage of revenue generated. Accordingly, direct labor as a percentage of revenue increased 14% between the same comparative periods. Indirect labor expenses and other direct operating expenses decreased due to cost reductions made as a result of the decrease in business volume in this segment.

Reimbursement Solutions

Revenue decreased by $315,244 and $559,674 for the quarters and six-month periods ended March 31, 2003 and March 31, 2002, respectively. The reductions were primarily due to completion of certain large non-recurring insurance follow-up projects in fiscal year 2002. In addition we also experienced reductions in recurring outsourced work from existing clients as they attempt to control their own internal revenue sources by increasing the age of outsourced accounts. Direct labor as a percentage of revenue increased 11% and 16% for the quarters and six month periods ended March 31,2003 as compared to the same periods ended March 31, 2002. Most of these increases happened in the first quarter when the Company was increasing its staff to support a new engagement with a large hospital organization. Indirect labor as a percentage of revenue increased 2 % in both comparative periods due to the reduction in revenue. However, the actual dollar value of indirect labor decreased by $10,413 and $27,394 for the three and six month periods ended March 31, 2003 as compared to the same periods ended March 31, 2002, respectively. Other operating expenses decreased by $74,201 and $100,185 for the three and six-month periods ended March 31, 2003 as compared to the same periods ended March 31, 2002. Successful implementation of virtual private networks with our remote clients allowed us to directly access client computer systems and thereby significantly reducing travel, lodging and related client support costs.

Temporary Staffing

In June 2001, the Company executed certain measures to restructure the policies and procedures of this segment in anticipation of stricter requirements that the Company’s clients might impose on companies providing temporary staffing to healthcare organizations with respect to the protection and dissemination of patient information. Such measures include, among other things, background investigations and elevation of employee standards, which are applied to current and future staff in this segment. As a result, the Company displaced a large number of staff available for placement during the previous quarters. Displaced staff members are currently being replaced with those who conform to new standards. The restructuring process resulted in an increase in revenues in this segment to $606,129 and $1,143,972 during the three and six months ended March 31, 2003, respectively, as compared to $386,109 and $759,170 for the three and six months ended March 31, 2002.  Direct labor as a percentage of revenue increased 4% for both comparative periods primarily due to increased rates we paid to better qualified temporary staffing employees in order to meet the new internal standards Indirect labor costs remained relatively the same for the comparative periods.. Other operating costs also remained relatively unchanged for the comparative periods. This business segment was discontinued during the latter part of the fiscal year 2003. See Note 10, “Subsequent Events” for more information.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses decreased to $1,071,899 and $2,154,151 during the three and six months ended March 31, 2003 as compared to $1,132,505 and $2,373,900 for the three months ended March 31, 2002. The decrease is the effect of an ongoing initiative to reduce overhead expenses in the Company through reductions in administrative personnel.

Depreciation expense decreased 3% over the same comparative periods last year principally due to certain assets becoming fully depreciated.

Amortization expense for goodwill decreased to $0 for the three and six months ended March 31, 2003 from $132,240 and $264,480 for the three and six months ended March 31, 2002, respectively.  This is due to the adoption of SFAS No. 142.

Interest expense increased to $199,046 and $389,510 for the three and six months ended March 31, 2003 from $172,332 and $340,184 for the three and six months ended March 31, 2002. The increases were the result of additional net borrowings during the period.

Net income from rental operations decreased by $20,685 and $21,666 from $29,533 and $45,236 for the three and six months ended March 31, 2002 to $8,848 and $23,570 for the three and six months ended March 31, 2003, due to an increase in property taxes, worker’s compensation insurance and utility expenses.

Liquidity and Capital Resources

Historically, we have financed our operations through cash flows generated by operations and borrowings from credit facilities that are in place as well as received funding from certain related party sources. Capital expenditures and investments in new technology have been primarily financed through non-cancelable capital leases, which expire at various times through fiscal year 2006.  As of March 31 2003, we have outstanding long-term debt with a financial institution in the form of a mortgage note on our building facility with a remaining balance of approximately $2,852,979 at a variable interest rate that approximates 8.5% and is due in January 2021. As of March 31, 2003, our net working capital deficit totaled $3,759,134.  The Company has completed several transactions designed to meet the Company’s liquidity requirements including, among other things, the following significant transactions:

•                  On February 11, 2003, we entered into a Business Financing Agreement (“Financing Agreement”) with Bridge Bank.  We may borrow up to $2,500,000 under the conditions set forth in the Financing Agreement and the outstanding balance of principal and accrued interest under this Financing Agreement was $418,913 at December 31, 2003. The maximum amount we can borrow is contingent on an collateralized by qualified invoices.  As of December 31, 2003, we have reached the limit under this line.  Our obligations under the Financing Agreement are secured by first priority liens in all of our assets and the assets of our subsidiaries pursuant to the terms and conditions of security agreements. Our obligations are guaranteed by our subsidiaries under the terms and conditions of guaranties.

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

•                  In fiscal years 2002 and 2003, the Company has initiated and completed various cost reduction initiatives. Such initiatives are expected to reduce annual operating costs by approximately $2.3 million in fiscal years 2003 and 2004. In March 2003, the Company also initiated the pilot program for a design to perform certain analytical and segmentation processes on selected accounts in an offshore location in order to explore the possibility of further reducing the direct costs of its collection process significantly.

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

Based on the financing activities and reductions in operating costs described above, management believes that the Company will have the sufficient working capital it needs to pursue its on going growth and strategic goals for fiscal years 2003 and 2004.

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

PART II.          OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 2.	Changes in Securities

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

Exhibit	Name of Exhibit

10.1	Modification Agreement dated as of January 8, 2003 by and between the Registrant and Russ Mohrmann (incorporated by reference from July 10, 2003 Form 8-K, Exhibit 10.1).

10.2	Modification Agreement dated as of January 8, 2003 by and between the Registrant and Rob Perez (incorporated by reference from July 10, 2003 Form 8-K, Exhibit 10.2).

10.3

Amended and Restated Secured Convertible Promissory Note dated January 8, 2003 issued by the Registrant in favor of Russ Mohrmann and Suzette Mohrmann (incorporated by reference from July 10, 2003 Form 8-K, Exhibit 10.3)

10.4

Amended and Restated Secured Convertible Promissory Note dated January 8, 2003 issued by the Registrant in favor of RBA Rem-Care, Inc. (incorporated by reference from July 10, 2003 Form 8-K, Exhibit 10.4).

10.5

Amended and Restated Secured Convertible Promissory Note dated January 8, 2003 issued by the Registrant in favor of Insource Medical Solutions, Inc. (incorporated by reference from July 10, 2003 Form 8-K, Exhibit 10.5).

10.6

Amended and Restated Secured Convertible Promissory Note dated January 8, 2003 issued by the Registrant in favor of Hospital Employee Labor Pool (incorporated by reference from July 10, 2003 Form 8-K, Exhibit 10.6).

10.7	Amended and Restated Security Agreement dated January 8, 2003 by and among the Registrant and Russ Mohrmann (incorporated by reference from July 10, 2003 Form 8-K, Exhibit 10.7).

10.8	Amended and Restated Employment Agreement dated January 8, 2003 by and between the Registrant and Russ Mohrmann (incorporated by reference from July 10, 2003 Form 8-K, Exhibit 10.8).

10.9	Second Amendment dated January 2, 2003 by and among the Registrant and many Occiano and Russ Mohrmann (incorporated by reference from July 10, 2003 Form 8-K, Exhibit 10.9).

10.10	Business Financing Agreement dated as of February 11, 2003 by and between the Registrant and Bridge Bank, National Association (incorporated by reference from July 10, 2003 Form 8-K, Exhibit 10.10).

10.11

Form of Security Agreement dated as of February 11, 2003 by and between the Registrant, its subsidiaries and Bridge Bank, National Association (incorporated by reference from July 10, 2003 Form 8-K, Exhibit 10.11).

10.12

Form of Guaranty dated as of February 11, 2003 by and between the Registrant’s subsidiaries and Bridge Bank, National Association (incorporated by reference from July 10, 2003 Form 8-K, Exhibit 10.12).

10.13

Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated March 24, 2003 by and between the Registrant’s subsidiary, Medical Control Services, Inc., and SCP Park Meadows, LLC (incorporated by reference from July 10, 2003 Form 8-K, Exhibit 10.13).

10.14

Addendum to Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated March 24, 2003 by and between the Registrant’s subsidiary, Medical Control Services, Inc. and SCP Park Meadows, LLC (incorporated by reference from July 10, 2003 Form 8-K, Exhibit 10.14).

31.1	CEO Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certifications pursuant to 18 U.S.C. Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certifications pursuant to 18 U.S.C. Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVCARE, INC.

Date:	January 29, 2004	By:	/s/ Manuel Occiano
Manuel Occiano
Chief Executive Officer

		By:	/s/ Ken Leighton
Ken Leighton
Acting Chief Financial Officer