Form 10QSB
period 2003-06-30
REVCARE INC
filed 2004-01-29
CIK 811510

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

REVCARE, INC.

FORM 10-QSB

REVCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

JUNE 30, 2003

(UNAUDITED)

ASSETS
Current assets:
Cash	$619,846
Restricted cash	1,055,049
Accounts receivable, net of allowance for doubtful accounts of $126,084	1,976,675
Prepaid expenses and other	379,616
Employee advances	94,600

Total current assets	4,125,786

Goodwill	8,045,351
Property and equipment, net	2,919,682
Note receivable from officer	100,000

Total assets	$15,190,819
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Bank overdraft	$113,834
Accounts payable	703,168
Collections payable to customers	2,741,026
Accrued liabilities	1,448,751
Lines of credit	736,507
Current portion of capital lease obligations	103,790
Current portion of notes payable to related parties	300,000
Current portion of financing obligation – SCP Park Meadows	363,382

Total current liabilities	6,510,458

Capital lease obligations, less current portion	45,691
Notes payable to related parties, less current portion	4,624,802
Financing obligation – SCP Park Meadows	5,423,251

Total liabilities	16,604,202

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY (DEFICIT):
Series A convertible, redeemable preferred stock, $0.001 par value, stated at $2.00 liquidation preference per share, 5,000,000 shares authorized; 345,000 shares issued and outstanding	690,000
Common stock, $0.001 par value; 55,000,000 shares authorized; 21,526,909 shares issued and outstanding	21,520
Paid-in capital	10,658,282
Accumulated deficit	(12,733,185)
(1,363,383)
Less common stock in treasury at cost, 33,000 shares	50,000

Total shareholders’ equity (deficit)	(1,413,383)

$15,190,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002

(UNAUDITED)

	2003	2002
REVENUES	$8,759,243	$10,254,846

OPERATING EXPENSES:
Salaries, wages and related benefits	5,847,587	6,356,682
Other operating expenses	1,089,397	1,288,354
Selling, general and administrative	3,197,003	3,405,525
Depreciation and amortization	328,721	737,238
	10,462,708	11,787,799
LOSS FROM OPERATIONS	(1,703,465)	(1,532,953)
OTHER INCOME (EXPENSE):
Interest expense, net	(727,790)	(511,992)
Rental operations, net	35,593	63,828
Other	(2,398)	—
	(694,595)	(448,164)
LOSS BEFORE BENEFIT FOR INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(2,398,060)	(1,981,117)

BENEFIT FOR INCOME TAXES

	—

		—

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(2,398,060)	(1,981,117)
CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGING METHOD OF ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLES WITH INDEFINITE LIVES (NOTE 3 (i))

	(1,576,328

)

		—

NET LOSS	$(3,974,388)	$(1,981,117)

Earnings (loss) per share (basic and diluted):
Loss before cumulative effect of change in accounting principle	$(0.11)	$(0.09)
Cumulative effect on prior years of changing method of accounting for goodwill and other intangibles with indefinite lives	(0.07)	—
Net loss	$(0.18)	$(0.09)

Number of shares used in computing earnings (loss) per share (basic and diluted):
Loss before cumulative effect of change in accounting principle	21,526,909	21,526,909
Cumulative effect on prior years of changing method of accounting for goodwill and other intangibles with indefinite lives	21,526,909	21,526,909
Net loss	21,526,909	21,526,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

(UNAUDITED)

	2003	2002
REVENUES	$2,907,306	$3,365,600

OPERATING EXPENSES:
Salaries, wages and related benefits	1,849,280	1,999,251
Other operating expenses	353,776	472,732
Selling, general and administrative	1,042,852	1,031,626
Depreciation and amortization	106,911	243,752
	3,352,819	3,747,361
LOSS FROM OPERATIONS	(445,513)	(381,761)
OTHER INCOME (EXPENSE):
Interest expense, net	(338,280)	(171,808)
Rental operations, net	12,023	18,592
Other	(2,398)	—
	(328,655)	(153,216)
LOSS BEFORE BENEFIT FOR INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(774,168)	(534,977)

BENEFIT FOR INCOME TAXES

	—

		—

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(774,168)	(534,977)

CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGING METHOD OF ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLES WITH INDEFINITE LIVES (NOTE 3 (i))

	—

		—

NET LOSS	$(774,168)	$(534,977)

Earnings (loss) per share (basic and diluted):
Loss before cumulative effect of change in accounting principle	$(0.04)	$(0.02)
Cumulative effect on prior years of changing method of accounting for goodwill and other intangibles with indefinite lives	—	—
Net loss	$(0.04)	$(0.02)

Number of shares used in computing earnings (loss) per share (basic and diluted):
Loss before cumulative effect of change in accounting principle	21,526,909	21,526,909
Cumulative effect on prior years of changing method of accounting for goodwill and other intangibles with indefinite lives	21,526,909	21,526,909
Net loss	21,526,909	21,526,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002

(UNAUDITED)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,974,388)	$(1,981,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	328,721	737,238
Cumulative effect of change in accounting principle	1,576,328	—
Loss on sale of portfolio receivables	—	70,667
Changes in operating assets and liabilities:
Increase (decrease) in accounts receivable, net	58,695	(600,449)
Increase in prepaid expenses and other	(379,112)	(3,888)
Increase in accounts payable	4,632	286,169
Increase in collections payable to customers	565,878	923,146
Increase in accrued liabilities	6,163	171,637

Net cash used in operating activities	(1,813,083)	(396,597)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,132)	(208,561)
Net proceeds from sale of portfolio receivables	—	34,088
Net change in restricted cash	(1,030,617)	—

Net cash used in investing activities	(1,031,749)	(174,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from lines of credit	291,673	282,758
Proceeds from note payable	—	350,000
Net proceeds from financing obligation – SCP Park Meadows	5,786,633	—
Principal payments on notes payable	(461,307)	(283,132)
Principal payments on mortgage note payable	(2,886,894)	—
Principal payments on capital lease obligations	(70,167)	(62,692)
Increase (decrease) in bank overdraft	(77,972)	284,136

Net cash provided by financing activities	2,581,966	571,070

NET DECREASE IN CASH	(262,866)	—

CASH, at beginning of period	882,712	—

CASH, at end of period	$619,846	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest paid	$417,266	$381,265
Interest payable converted to debt	$290,011	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business.  The Company generated net losses of $3,565,492, $2,436,347 and $3,974,388 in fiscal years 2002, 2001, and for the nine months ended June 30, 2003, respectively.  In addition, the Company had total shareholders’ deficit of $1,413,383 and a working capital deficit of $2,384,672 at June 30, 2003.

Management believes that the recent losses are attributable to the various acquisitions in 2000, the integration of their operations and the implementation of technology and processes to pursue its strategic objectives.  Additionally, the Company lost more clients than it gained. The Company continues to obtain larger, higher margin contracts, while discontinuing contracts with low margins.  Management, however, believes that the operating plan for subsequent fiscal years may experience significant challenges in light of ongoing changes in the industry and geographic market it serves which may require the Company to seek alternative sources for cash to support its growth and ongoing operations. Accordingly, the Company has completed several transactions and completed operational changes designed to meet the Company’s liquidity requirements, the most significant of which are as follows:

•      On February 11, 2003, the Company entered into a Business Financing Agreement (“Financing Agreement”) with Bridge Bank. The Company may borrow up to $2,500,000 under the conditions set forth in the Financing Agreement and the outstanding balance of principal and accrued interest under this Financing Agreement was $418,913 at December 31, 2003.  The maximum amount we can borrow is contingent on and collateralized by qualified invoices, which will fluctuate from time to time depending on our business volume.  As of December 31, 2003 we have borrowed the maximum amount available under this line.  The outstanding balance on this line of credit at June 30, 2003 was $731,103.  The obligations under the Financing Agreement are secured by first priority liens in all of the Company’s assets and the assets of its subsidiaries pursuant to the terms and conditions of security agreements. This obligation is also guaranteed by our subsidiaries under the terms and conditions of guaranties.

•      On May 21, 2003, the Company’s wholly owned subsidiary, Medical Control Services, Inc. (MCI), which held title to our corporate facility completed the sale of the property to SCP Park

Meadows, LLC (SCP).  On that same date, the Company entered into a Lease Agreement with SCP (the “Lease”). The net proceeds from the sale of the property, after paying off the existing mortgage on the property and paying commissions and expenses, and depositing $1,050,000 to a restricted account to collateralize the letters of credit used as rent deposits to the subsequent lease of the property equaled $1,352,361 (see Note 6, “Notes Payable and Lines of Credit”).

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

i.      Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired and prior to fiscal 2003 is amortized using the straight-line method over 20 years.  The carrying value of goodwill is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment.  The Company annually re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated useful lives of goodwill.  In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.”  SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  Upon adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life but is instead subject to periodic testing for impairment.  The Company adopted this Statement and completed its initial impairment test for goodwill as of October 1, 2002.  As a result of this assessment, the Company determined that one of its segments, HELP, was impaired and recorded an impairment charge of $1,576,328 in the quarter ended December 31, 2002.  The impairment has been reported as a cumulative effect of a change in accounting principle.  In addition to the impairment, the impact of adopting SFAS No. 142 was to cease the amortization of goodwill, which would have amounted to $132,240 and $396,720 of amortization expense for the three and nine months ended June 30, 2003, respectively. Net loss for the three and nine months ended June 30, 2003, including amortization of goodwill, would have been $906,408 and $4,371,108 compared to $774,168 and $3,974,388, respectively. For the three and nine months ended June 30, 2002, goodwill amortization expense was $132,240 and $396,720. Net loss for the three and nine months ended June 30, 2002, excluding amortization of goodwill, would have been $402,737 and $1,584,397 compared to $534,977 and $1,981,117, respectively.

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

	Nine Months Ending June 30
	2003	2002
Loss before cumulative effect of change in accounting principle	$(2,398,060)	$(1,981,117)

Cumulative effect on prior years of changing method of accounting for goodwill and other intangibles with indefinite lives

(1,576,328

)

—

Net loss	$(3,974,388)	$(1,981,117)
Number of shares used in denominator for computing earnings per share (basic and diluted):	21,526,909	21,526,909
Earnings (loss) per share (basic and diluted):
Loss before cumulative effect of change in accounting principle	$(0.11)	$(0.09)
Cumulative effect on prior years of changing method of accounting for goodwill and other intangibles with indefinite lives	(0.07)	—
Net loss	$(0.18)	$(0.09)

	Three Months Ending June 30
	2003	2002
Loss before cumulative effect of change in accounting principle	$(774,168)	$(534,977)

Cumulative effect on prior years of changing method of accounting for goodwill and other intangibles with indefinite lives

	—	—

Net loss	$(774,168)	$(534,977)
Number of shares used in denominator for computing earnings per share (basic and diluted):	21,526,909	21,526,909
Earnings (loss) per share (basic and diluted):
Loss before cumulative effect of change in accounting principle	$(0.04)	$(0.02)
Cumulative effect on prior years of changing method of accounting for goodwill and other intangibles with indefinite lives	—	—
Net loss	$(0.04)	$(0.02)

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

4.             Property and Equipment

Property and equipment consists of the following at June 30, 2003:

Land	$866,575
Building	1,540,577
Equipment and furnishings	2,473,168

4,880,320
Less—Accumulated depreciation	(1,960,638)

$2,919,682

5.             Related Party Transactions

In 1998, as part of Mr. Manny Occiano’s original employment agreement, Mr. Occiano is eligible to participate in the management bonus pool to be established by the Board of Directors and is entitled, during 1999 only, to quarterly advances of $22,500 to be credited against the management bonus when earned.  Mr. Occiano received four such advances in 1999 amounting to $90,000.  This amount is to be credited against future management bonuses when earned.  There have been not any advances made since 1999.  Mr. Occiano also received a loan of $100,000 to purchase 66,000 shares of common stock on the open market.  The loan is secured by a pledge of the common stock acquired.

In conjunction with the acquisition of OCPS, on August 14, 2000 the Company issued $3,675,000 of secured convertible promissory notes to shareholders and officers of OCPS, who were employees or officers of the Company as of June 30, 2003.  All of these notes bear interest at the rate of 8 percent per annum. Of these notes, a total of $3,503,500 mature in January 2003, and the remaining note matures in August 2003, at which time the unpaid principal balances and all accrued and unpaid interest are due.  The balance of these notes at June 30, 2003 was $3,524,802.  At the option of the holder, the notes are convertible into common stock at $0.735 per share. Certain of these notes were amended and/or retired as part of various transactions that were executed in 2003. See Note 10, “Subsequent Events” for additional information regarding these matters.

On September 28, 2001, the Company entered into a revolving line of credit agreement with two officers of the Company.  The agreement permits borrowings up to $350,000 at the bank reference (5.25% at June 30, 2003) rate plus one percent.  The line of credit is unsecured and expires on January 2, 2003.  At June 30, 2003 we owed $300,000 on this line of credit.  On January 2, 2003, we entered into an amendment with these officers in which the maturity date was extended to January 2, 2004. This agreement was amended in June 2003.

In connection with the transfer of all of the assets of the staffing business, the Company further amended and restated the terms of the promissory note originally issued to these officers.  In September 2001, the officers personally borrowed funds from a commercial bank and then loaned the proceeds to us.  The Company agreed to make interest payments to their commercial lender to the same extent the officers were required to make payments under their commercial bank loan, which interest payments would be credited against the note the Company had issued.  In June 2003, the terms of the officers’ commercial bank loan were modified to require monthly payments of principal in the amount of $25,000 plus all accrued but unpaid interest through June 2004.  Accordingly, the Company modified the terms of its promissory note in favor of the officers to provide for the same payment terms, which payments shall be paid directly by us to the commercial lender and shall be credited against the amended and restated note.

On July 22, 2002, the Company entered into a $100,000 note payable with its majority stockholder, FBR Financial Services Partners, L.P. (FBR) The note bears interest at the bank reference rate (5.25% at June 30, 2003) plus one percent and is payable on demand, but is subordinate to a note from an officer of the Company.  The note is unsecured.

On September 19, 2002, the Company entered into a $1,000,000 convertible note payable (“Note”) with its majority shareholder, FBR.  The note bears interest at 12 percent per annum and is payable on demand, but is subordinate to a note from an officer of the Company.   The note is convertible into the Company’s common stock concurrently or at any time following an equity financing of common stock (“Financing”) at a conversion price equal to eighty-five percent (85%) of the price per share at which the common stock is sold in the Financing.  The Company computed the intrinsic value of the beneficial conversion feature attributable to the convertible note to be $176,471, which will be charged to expense at the time of a Financing. This agreement was amended on August 29, 2003, as discussed in the following paragraph.

On August 29, 2003, the aforementioned $100,000 unsecured note payable and the $1,000,000 convertible note payable including combined accrued interest of $120,325 were amended and restated into a new $1,220,325 secured convertible promissory note. The significant amendments to the previous notes include the following:

•      The maturity date was extended to September 1, 2005.

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

On August 29, 2003, the Company entered into an Exchange Agreement with Russell and Suzette Mohrmann and their affiliate, Hospital Employee Labor Pool, a California corporation, or HELP, pursuant to which the transfer was consummated (see Note 10, “Subsequent Events” for more information regarding this agreement).

6.             Notes Payable and Lines of Credit

On February 11, 2003, the Company entered into a secured line of credit, which provides borrowing up to $2,500,000 at the bank’s reference rate of prime plus 1.5 percent (5.5 percent at June 30, 2003). The line automatically renews upon the one-year anniversary of the execution, and shall continue to renew each subsequent year, unless earlier termination by either parties. The maximum amount we can borrow is contingent on and collateralized by qualified invoices, which will fluctuate from time to time depending on our business volume.  As of June 30, 2003 we have borrowed the maximum amount available under this line.  The outstanding balance on this line of credit at June 30, 2003 was $ 731,103.

The Company had a line of credit, which permits borrowings up to a maximum of $300,000 at the bank’s reference rate of prime plus two percent. The line of credit expired on May 1, 2003 and was paid in full at that time.  Borrowings are secured by substantially all the assets of OCPS, including accounts receivable and equipment, as well as guaranteed by the former principal owner of OCPS.

The Company had a mortgage note payable to a bank with $2,853,733 of principal outstanding at May 21, 2003. All outstanding principal and interest under this note were paid in full when the Company completed a sale and leaseback transaction of its facility on May 21, 2003.

On May 21, 2003, the Company’s wholly owned subsidiary, Medical Control Services, Inc. (MCI), which held title to our corporate facility completed the sale of the property to SCP Park Meadows, LLC (SCP).  On that same date, the Company entered into a Lease Agreement dated May 21, 2003 with SCP (the “Lease”). The net proceeds from the sale of the property, after paying off the existing mortgage on the property and paying commissions and expenses and depositing $1,050,000 to a restricted account to collateralize the letters of credit used as rent deposits related to the subsequent lease of the property, equaled $1,352,361. The transaction was accounted for as a financing transaction with no gain or loss recorded and the proceeds recorded as a liability.  The Lease provides, among other things, all of the following:

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

A convertible note payable to an individual (related party) for $26,957 of principal and interest was outstanding at June 30, 2003, and is due in monthly installments of $13,613 through August 2003.  Interest on the note is payable at 8 percent per annum. At the option of the holder, any unpaid principal balance may be converted into the Company’s common stock at $.0735 per share. This note was paid in full in August 2003.

On November 19, 2000, the Company entered into a secured line of credit, which provides borrowing up to $1,000,000 at the bank’s reference rate of prime plus five percent (9.25 percent at December 31, 2002).  The line was set to expire on January 20, 2003 but was extended one month to February 20, 2003.  The outstanding balance on this line of credit at December 31, 2002 was $453,869.  All outstanding principal and interest owed under this borrowing were paid in full in February 2003.

7.             Income Taxes

Income tax expense for the periods presented is based on the estimated effective tax rate to be incurred for the year. Because certain items of income and expense are not recognized in the same year in the financial statements of the Company as in its Federal and California tax returns, deferred assets and liabilities are created. Due to the uncertainty of the Company’s ability to realize its deferred tax assets, a valuation allowance for the full amount of net deferred tax assets has been recorded at June 30, 2003.

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

Below is a summary of the operating information by segment for the nine and three months ended June 30, 2003 and 2002, respectively. The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. Certain assumptions are made concerning the allocations of costs between segments that may influence relative results, most notably, allocations of various types of technology, legal, recruiting and training costs. Management believes that the allocations utilized below are reasonable and consistent with the way it manages the business.

The following table summarizes the results of our reportable segments for the nine months ended June 30, 2003 and 2002:

For the nine months ended June 30, 2003:

	Recovery		Physician Services		Reimbursement Solutions		Temporary Staffing		Total
Revenue	$3,435,897	100%	$1,644,490	100%	$1,966,323	100%	$1,712,533	100%	$8,759,243	100%
Direct Labor	1,229,896	36%	1,171,866	71%	945,277	48%	1,265,275	74%	4,612,314	53%
Indirect Labor	526,326	15%	357,504	22%	249,233	13%	102,210	6%	1,235,273	14%
Other Expenses	558,446	16%	399,355	24%	82,126	4%	49,470	3%	1,089,397	12%
Total Expenses	2,314,668	67%	1,928,725	117%	1,276,636	65%	1,416,955	83%	6,936,984	79%

Operating income (loss)	$1,121,229	33%	$(284,235)	(17)%	$689,687	35%	$295,578	17%	1,822,259	21%

Selling, general & administrative expenses									(3,197,003)	(36)%
Depreciation & amortization									(328,721)	(4)%

Loss from Operations									$(1,703,465)	(19)%

For the nine months ended June 30, 2002:

	Recovery		Physician Services		Reimbursement Solutions		Temporary Staffing		Total
Revenue	$3,882,587	100%	$2,337,136	100%	$2,858,713	100%	$1,176,410	100%	$10,254,846	100%
Direct Labor	1,519,293	39%	1,323,600	57%	1,103,297	39%	784,410	67%	4,730,600	46%
Indirect Labor	692,416	18%	552,272	24%	303,017	10%	78,376	6%	1,626,081	16%
Other Expenses	490,626	13%	530,284	22%	233,193	8%	34,252	3%	1,288,355	13%
Total Expenses	2,702,335	70%	2,406,156	103%	1,639,507	57%	897,038	76%	7,645,036	75%

Operating income (loss)	$1,180,252	30%	$(69,020)	(3)%	$1,219,206	43%	$279,372	24%	2,609,810	25%

Selling, general & administrative expenses									(3,405,525)	(33)%
Depreciation & amortization									(737,238)	(7)%

Loss from Operations									$(1,532,953)	(15)%

The following table summarizes the results of our reportable segments for the quarters ended June 30, 2003 and 2002:

For the quarter ended June 30, 2003:

	Recovery		Physician Services		Reimbursement Solutions		Temporary Staffing		Total
Revenue	$1,184,995	100%	$586,876	100%	$566,874	100%	$568,561	100%	$2,907,306	100%
Direct Labor	418,454	35%	361,551	62%	238,477	42%	426,467	75%	1,444,949	50%
Indirect Labor	181,663	16%	112,308	19%	76,844	14%	33,516	6%	404,331	14%
Other Expenses	216,978	18%	107,173	18%	16,335	3%	13,290	2%	353,776	12%
Total Expenses	817,095	69%	581,032	99%	331,656	59%	473,273	83%	2,203,056	76%

Operating income (loss)	$367,900	31%	$5,844	1%	$235,218	41%	$95,288	17%	704,250	24%

Selling, general & administrative expenses									(1,042,852)	(36)%
Depreciation & amortization									(106,911)	(4)%

Loss from Operations									$(445,513)	(15%)

For the quarter ended June 30, 2002:

	Recovery		Physician Services		Reimbursement Solutions		Temporary Staffing		Total
Revenue	$1,247,068	100%	$801,702	100%	$899,590	100%	$417,240	100%	$3,365,600	100%
Direct Labor	433,741	35%	358,080	45%	413,147	46%	263,345	63%	1,468,313	43%
Indirect Labor	211,646	17%	187,738	23%	103,234	11%	28,320	7%	530,938	16%
Other Expenses	179,742	14%	210,287	26%	67,219	8%	15,484	4%	472,732	14%
Total Expenses	825,129	66%	756,105	94%	583,600	65%	307,149	74%	2,471,983	73%

Operating income (loss)	$421,939	34%	$45,597	6%	$315,990	35%	$110,091	26%	893,617	27%

Selling, general & administrative expenses									(1,031,626)	(31)%
Depreciation & amortization									(243,752)	(7)%

Loss from Operations									$(381,761)	(11)%

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

c.     Employment Agreements

On May 30, 2000, the Company entered into a three-year employment agreement with the Chief Executive Officer.  On August 14, 2000, the Company entered into a two-year and a three-year employment agreement with two of its Vice Presidents.  On January 2, 2001, the Company entered into a three-year employment agreement with its Chief Financial Officer.  The agreements provide for annual salaries, paid vacations and other related benefits.  The minimum annual compensation pursuant to such agreements, excluding provisions for fringe benefits (e.g., vacations, etc.), will be approximately $710,417 and $66,667 in fiscal years 2003 and 2004, respectively. Chief Executive Officer Manuel Occiano’s employment contract expired in May 2003.  At this time the employment contract has not been renewed and Mr. Occiano’s employment is considered to be at will.  The employment contracts with the two Vice Presidents were amended in 2003 (see Note 10, “Subsequent Events” for   relevant information regarding changes to these contracts).

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

We have provided copies of our reports on Form 8-K filed on July 10, 2003 and August 15, 2003, respectively, to the Division of Enforcement of the Securities and Exchange Commission. Since that time, the SEC has notified the Company that it has begun an informal investigation involving the Company. The Company is cooperating with the SEC in this process.  No provision has been included in the condensed consolidated financial statements for the impact of an unfavorable outcome, if any, should occur.

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

b.     Disposition of Segment

On August 29, 2003 the Company negotiated the disposition of its temporary staffing segment (the “Staffing Business”), and entered into an Exchange Agreement with Russell and Suzette Mohrmann and their affiliate, Hospital Employee Labor Pool, a California corporation, or HELP, pursuant to which the transfer was consummated. Pursuant to the terms of the Exchange Agreement, HELP has acquired substantially all of the assets of the Staffing Business in exchange for: (1) the reduction of $1,900,000 of the indebtedness that the Company owed to the Mohrmanns and their affiliates under various notes that the Company had previously issued to them when the Company acquired a number of businesses from them in 2000, (2) the modification of the terms on the remaining $646,719 owed to the Mohrmanns, including the extension of the Company’s payment obligation, with payments of $25,000 now being due each month commencing approximately September 1, 2004, the termination of the security interest held by the Mohrmanns and the subordination of their debt to the Company’s other lenders.  The impact of this disposition, had it occurred at beginning of fiscal 2003, would be a reduction in revenue for the three and nine months ended June 30, 2003 of $568,561 and $1,712,533, respectively, and an increase in loss from operations of $95,288 and $295,578 for the three and nine months ended June 30, 2003, respectively.

c.     New Financing

In November 2003, the Company entered into a "Business Financing Agreement" with Bridge bank whereby the Company borrowed $135,000.  This amount was increased to $225,000 in January 2004.  The proceeds of the note were used for working capital.  The agreement, which bears interest at prime plus 4%, requires the Company to make 12 monthly principal and interest payments of $22,444 through February 2005.  The obligation is guaranteed by FBR.

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

Results of Operations:

Recovery Operations

Net Fees generated from its collection activities on receivables that the Company manages on behalf of fee-for-service clients showed a decrease of $62,073 and $446,690 for the quarter and nine months ended June 30, 2003 as compared to the quarter and nine months ended June 30, 2002. The decrease relates to a general decline in placements from existing clients and general decline in prevailing rates charged for collection services as a result of increasing competition.  In addition, contracts for certain clients were not renewed due to various reasons which include, among others, 1) the Company’s decision not to meet lower price and additional requirements; 2) certain clients were acquired by larger entities, 3) natural attrition.

Direct Labor as a percentage of revenue decreased 0% and 3% between the same two quarters and nine-month periods, respectively due to the application of initiatives designed to reduce direct operating costs and improve employee productivity. Indirect Labor as a percentage of revenue also decreased 2% and 3% between the same respective periods for the same reasons. Other operating expenses as a percentage of revenue increased 4% and 3% between the quarters and nine month periods ended June 30, 2003, and June 30, 2002 respectively. The increase is primarily related to set up costs for the pilot programs for offshore processing of certain accounts to explore the possibility of reducing future direct labor and other operating costs. The increase of approximately $68,000 between the nine month period ended June 30, 2003 and 2002 is primarily due to the previously described set up costs and increases in postage and customer data expenses incurred as part of installation costs for certain placements of accounts that were received in the first quarter of fiscal year 2003. The same amounts of placements were not received in the first quarter of fiscal year 2002.

Physician Services

Revenue received for services to physician service organizations decreased to $586,876 and $1,644,490  for the quarter and nine month periods ended June 30, 2003, respectively, as compared to $801,702 and $2,337,136 for the same periods in 2002, respectively, due primarily to the termination of two significant contracts during the second half of fiscal year 2002. These clients decided to cease outsourcing the billing functions of their business. There were new contracts signed to replace the void created during the last quarter of fiscal year 2002 and this quarter but the cumulative volume of the new contracts were less than the volume lost from the two aforementioned clients. In addition these contracts were in various stages of installation, which will tend to increase labor and operating costs as a percentage of revenue generated. Certain direct labor in this segment are also fixed in nature and do not vary proportionately with changes in business volume. Accordingly, direct labor as a percentage of revenue increased 17%  and 14% between three and nine months ended June 30, 2003 and 2002. Indirect labor expenses and other direct operating expenses decreased due to cost reductions made as a result of the decrease in business volume in this segment.

Reimbursement Solutions

Revenue decreased by $332,716 and $892,390 for the quarters and nine-month periods ended June 30, 2003 and June 30, 2002, respectively. The reductions were primarily due to completion of certain large non-recurring insurance follow-up projects in fiscal year 2002. In addition we also experienced reductions in recurring outsourced work from existing clients as they attempt to control their own internal revenue sources by increasing the age of outsourced accounts. Direct labor as a percentage of revenue decreased 4% and increased 9% for the quarters and nine-month periods ended June 30, 2003 as compared to the same periods ended June 30, 2002. Most of these increases happened in the first quarter when the Company was increasing its staff to support a new engagement with a large hospital organization. Indirect labor as a percentage of revenue increased slightly in both comparative periods due to the reduction in revenue. However, the actual dollar value of indirect labor decreased by $26,390 and $53,784 for the three and nine-month periods ended June 30, 2003 as compared to the same periods ended June 30, 2002, respectively due to the initiation of cost reduction initiatives predicated by the decrease in business volume. Other operating expenses decreased by $50,884 and $151,067 for the three and nine-month periods ended June 30, 2003 as compared to the same periods ended June 30, 2002. Successful implementation of virtual private networks with our remote clients allowed us to directly access client computer systems and thereby significantly reduce travel, lodging and related client support costs.

Temporary Staffing

In June 2001, the Company executed certain measures to restructure the policies and procedures of this segment in anticipation of stricter requirements that the Company’s clients might impose on companies providing temporary staffing to healthcare organizations with respect to the protection and dissemination of patient information. Such measures include, among other things, background investigations and elevation of employee standards, which are applied to current and future staff in this segment. As a result, the Company displaced a large number of staff available for placement during the previous quarters. Displaced staff members are currently being replaced with those who conform to new standards. The restructuring process resulted in an increase in revenues in this segment to $568,561 and $1,712,533 during the three and nine months ended June 30, 2003 as compared to $417,240 and $1,176,410 for the three and nine months ended June 30, 2002.  Direct labor as a percentage of revenue increased primarily due to improved quality of staff placed in various clients as a result of the changes in internal standards as discussed above. The slight decrease in indirect labor as a percentage of revenues resulted from the increase in business volume. This business segment was discontinued in August 2003. See Note 10, “Subsequent Events” for more information.

Selling General, and Administrative Expenses

Increases in legal ($86,940 and $194,811), insurance ($26,652 and $55,959), and printing ($19,444 and $59,369) expenses during the quarter and nine month periods ended June 30, 2003, respectively, as compared to the same periods ended June 30, 2002, respectively, overshadowed an accumulated decrease of $121,811 and $518,664 for all other selling, general, and administrative expense components for the quarter and nine month periods ended June 30, 2003 as compared to the same periods ended June 30, 2002, respectively.  Accordingly, selling, general and administrative expenses increased to $1,042,852 and $3,197,003 during the quarter and nine months ended June 30, 2003 as compared to $1,031,626 and $3,405,525 for the quarter and nine months ended June 30, 2002.

Depreciation expense decreased 3% as a percentage of revenue over the same period last year as more of the Company’s depreciable assets become fully depreciated. There were no significant additions to depreciable assets in the periods presented.

Amortization expense for goodwill decreased to $0 for the three and nine months ended June 30, 2003 from $132,240 and $396,720 for the three and nine months ended June 30, 2002. This is due to the adoption of SFAS No. 142.

Interest expense increased to $338,280 for the three months ended June 30, 2003 from $171,808 for the three months ended June 30, 2002. The increase primarily relates to prepayment penalties and interest of approximately $140,000 from the sale-and leaseback transaction of the Company’s facility on May 21, 2003.  Interest expense increased to $727,790 for the nine months ended June 30, 2003 from $511,992 for the three months ended June 30, 2002 for the same reasons and higher average borrowings during 2003.

Net income from rental operations decreased by $6,569, or 35%, from $18,592 for the three months ended June 30, 2002 to $12,023 for the three months ended June 30, 2003, due to a tenant’s lease expiring and non-renewal of the tenancy. Net income from rental operations decreased by $28,235 from $63,828 to $35,593 for the nine months ended June 30, 2002 to June 30, 2003.  The decrease is due to an increase in maintenance costs incurred when we sold the building and increases in workers compensation, utilities and property taxes.

Liquidity and Capital Resources

Historically, we have financed our operations through cash flows generated by operations and borrowings from credit facilities that are in place as well as received funding from certain related party sources. Capital expenditures and investments in new technology have been primarily financed through non-cancelable capital leases, which expire at various times through fiscal year 2006. As of June 30, 2003, our net working capital deficit totaled $2,384,672.  The Company has completed several transactions designed to meet the Company’s liquidity requirements including, among other things, the following significant transactions:

•      On February 11, 2003, we entered into a Business Financing Agreement (“Financing Agreement”) with Bridge Bank.  We may borrow up to $2,500,000 under the conditions set forth in the Financing Agreement and the outstanding balance of principal and accrued interest under this Financing Agreement was $418,913 at December 31, 2003. The maximum amount we can borrow is contingent on and collateralized by qualified invoices, which will fluctuate from time to time depending on our business volume.  At December 31, 2003 we have borrowed the maximum amount available under this line. Our obligations under the Financing Agreement are secured by first priority liens in all of our assets and the assets of our subsidiaries pursuant to the terms and conditions of security agreements. Our obligations are guaranteed by our subsidiaries under the terms and conditions of guaranties.

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