Form 10KSB
period 2003-09-30
REVCARE INC
filed 2004-01-29
CIK 811510

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended September 30, 2003	Commission File Number: 0-17192

REVCARE, INC.

(Name of small business issuer in its charter)

Nevada	84-1061382
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5400 Orange Avenue, Suite 200, Cypress, California	90630
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number: (714) 995-0627

Securities registered under Section 12(b) of the Exchange Act:
(Title of each class)	(Name of each exchange on which registered)
NONE	NONE

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

State issuer’s revenues for its most recent fiscal year:  $9,195,693

State the aggregate market value of the voting stock held by nonaffiliates of the registrant:  $580,582.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  21,526,909 shares of Common Stock issued and outstanding as of January 29, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

PART I

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

We have significant presence in the Southern California, Las Vegas and Hawaii healthcare markets.  We provide services to approximately 1,253 healthcare facilities in these geographic areas.  We currently manage over $1 billion in receivables for our billing and collections clients on an annual basis.  We have contracts to provide reimbursement maximization projects to approximately 157 healthcare facilities in the western region of the United States.

We believe our unique combination of services will allow us to continue to access various sources of capital to fund our ongoing growth, which may include additional acquisitions of companies in geographic areas where there is a demand for our services.  Our immediate goal is to become the most prominent provider of revenue cycle management services to healthcare providers in the western region of the United States.  We have continued development on two important initiatives that will enhance our client service delivery processes:

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

Organizational Intelligence –We are continuing to build a knowledge base that will be enriched by the significant amount of data we receive and produce in the course of delivering our services.  We believe that our clients will benefit from the specific performance information and from the industry level benchmark comparisons that this pool of information may provide once it is processed and organized, to better manage their business practices.  We intend to use the latest application service provider (or ASP) technology to provide our clients with secured, ready access to our knowledge base through our website.

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

On May 30, 2000, FBR Financial Fund II, L.P., now known as FBR Financial Services Partners (FBR), purchased newly issued shares representing approximately 70% of our outstanding stock for $7.5 million.  With the proceeds of this investment, we were able to complete our acquisition of CPS, Insource, HELP and RBA in August 2000.  We have combined these companies with our previously owned subsidiaries Medical Control Services, Inc. and Lien Solutions, Inc., which specialize in the healthcare industry and Merchants Recovery Services, Inc., which focus on non-healthcare clients.  These subsidiaries started their operations at various times from 1977 through 1982.   As part of the transition we also changed our name to RevCare, Inc.  We believe the combination of experience and knowledge acquired through the addition of these companies has allowed us to provide an integrated and comprehensive suite of services to manage the revenue cycle of most healthcare providers.  We also extended our geographic presence to the Nevada and Hawaii markets with these acquisitions.

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

In August 2003, we entered into an Exchange Agreement with Russell and Suzette Mohrmann and their affiliate, Hospital Employee Labor Pool, a California corporation, or HELP, pursuant to which there was a transfer of substantially all the assets related to our administrative and back office temporary staffing division. Accordingly, we do not expect to earn revenues from this business segment subsequent to August 2003 (see Item 6 of MD&A and Note 13 of the consolidated Financial Statements for more information regarding this transaction).

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

Professional Development Center – Notwithstanding the factors discussed above, the most critical factor that impacts our ability to execute our operating mission is our ability to manage the three R’s of human resources –Recruit, Retool, Retain.

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

marketing through selected trade shows and conventions;

marketing on our own websites and other online opportunities;

direct mail marketing;

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

Employees

As of September 30, 2003, we had 137 full time employees and 4 part time employees.  A total of 127 of these employees are based in Southern California, 4 are based in Las Vegas, 1 is based in Arizona, and 9 are based in Hawaii.  None of our employees are subject to a collective bargaining agreement.  We believe that our relations with our employees are good.

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

Two of our directors, George L. McCabe and Edward Wheeler, are managing directors of our majority shareholder, FBR Financial Fund II, L.P., which beneficially owns approximately 70% of the outstanding shares of our common stock as of September 30, 2003.  Accordingly, FBR and Messrs. McCabe and Wheeler are able to control us and our affairs and business, including any future issuances of common stock or other securities, merger and acquisition decisions, declaration of dividends and the election of directors.  In addition, our stock price and our ability to raise capital could be injured if FBR was to sell a significant portion of its holdings on the open market.  Generally, FBR may either sell its shares under a registration statement or in compliance with the volume limitations and other requirements imposed by Rule 144 adopted by the SEC.

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

The number of shares of our common stock that traded daily during 2003 averaged less than 5% of the average outstanding common stock.  As a result of our low trading volume and various other factors beyond our control, the market price for our common stock is volatile.  Some of the factors that may subject our stock price to wide fluctuations include:

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

As previously reported on Form 8-K filed July 10, 2003, on May 21, 2003, our subsidiary Medical Control Services, Inc. (MCI) which held title to our corporate facility completed the sale of the property to SCP Park Meadows, LLC (SCP).  On that same date, we entered into a Lease Agreement dated May 21, 2003 with SCP (the “Lease”). The Lease provides, among other things, all of the following:

•      a twelve year term, with two additional renewal options of five years each

•      base rent of $53,937 per month for the first three years of the Lease, with annual adjustments thereafter based on an index, subject to minimum and maximum annual increases

•      a tenant improvement allowance of $50,000

•      our responsibility for various costs, including those associated with maintaining, insuring, repairing and replacing items on the property

•      security deposits in the form of two irrevocable letters of credit totaling $1,050,000, $400,000 of which is subject to release within twelve months if we satisfy specified conditions

•      our option to repurchase the property between the third and fifth years of the Lease term at a purchase price equal to the amount determined by dividing the annual base rent that otherwise would have been payable for the 12 months following the closing of the repurchase of the property by 8.5%

•      our option to terminate the Lease between the third and fifth years of the Lease upon payment of a termination fee equal to 50% of the amount equal to the net present value of the aggregate base rent payments remaining through the Lease, using a discount rate of 8.5%

Copies of these agreements implementing these transactions are filed as Exhibit 10.13 through 10.15 to the Form 8-K filed on July 10, 2003, and incorporated herein by reference.

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

ITEM 4           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2003.

PART II

ITEM 5           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,094,908	$0.65	2,155,092
Equity compensation plans not approved by security holders	400,000	$3.06	—
Total	1,494,908	$1.30	2,155,092

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

	2003		2002
	High	Low	High	Low

4th Quarter ending 9/30	$0.040	$0.040	$0.100	$0.090
3rd Quarter ending 6/30	0.090	0.010	0.130	0.070
2nd Quarter ending 3/31	0.070	0.010	0.320	0.080
1st Quarter ending 12/31	0.080	0.070	0.300	0.110

As of September 30, 2003 there were 1,479 holders of record of our common stock.

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

Revenue from the staffing division is recognized based upon hourly rates, and is recorded as services are rendered.  The Company’s payroll system posts staffing division hours to individual projects on a monthly basis.  The Company bills its clients for the hours incurred at the contract rates. In August 2003, we entered into an Exchange Agreement with Russell and Suzette Mohrmann and their affiliate, Hospital Employee Labor Pool, a California corporation, or HELP, pursuant to which there was a transfer of substantially all the assets related to our administrative and back office temporary staffing division. See Note 12, to our consolidated financial statements, for more information regarding this matter.

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

Overview

Business

The following discussion and analysis of our financial condition and results of our operations are based on the consolidated results of operations.  A more detailed discussion of the accounting principles used to prepare the consolidated financial statements (including the assets, liabilities, and results of operations of the businesses and the specific entities included in the consolidation is set forth in Note 2 to our consolidated financial statements included in this annual report on Form 10-KSB.

Revenues

Commissions and fees, which account for most of our total revenues, include commissions earned from billing, recovery, revenue maximization projects and consulting services that we provide to our clients.  Commissions and fees for our billing and recovery operations are primarily affected by the quality and age of the receivable pool we are asked to manage.  In general, commissions and fees for our billing and recovery services fluctuate based on the number of accounts we process and manage.  Accounts we manage have decreased 52% to approximately $1.0 billion as of September 30, 2003 from approximately $2.1 billion as of September 30, 2002. The decrease primarily relate to completion of non-recurring projects in our Reimbursement Solutions segment and the loss of two significant clients in our Physician Services segment.  Fees for our special projects and consulting services depend largely on the type of service or project we perform and, therefore, are arranged on a case-by-case basis. Such fees are primarily affected by the quality and age of the receivable pools, as well as the efficiency of our clients’ back office operations.

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

While our primary market going forward will be healthcare providers, a portion of our revenues in 2003 and 2002 consisted of commissions and fees earned from non-healthcare clients.  The following is a summary of our revenues:

	2003	2002
Revenues:
Recovery	$4,570,450	$5,076,778
Physician Services	2,056,578	3,137,544
Reimbursement Solutions	2,568,665	3,530,896
Total revenues from continuing operations	9,195,693	11,745,218

Total revenues from discontinued operations	2,040,654	1,637,674
	$11,236,347	$13,382,892

Operating Expenses

Our largest operating expense is employee compensation and benefits, which includes salaries and wages, incentive compensation and related employee benefits and taxes.  Our compensation program for recovery specialists includes incentives based on the amount of net fees they individually generate; as such, compensation expense for this group will vary directly with the amount of fees generated by our recovery business.  Most of our managers receive annual incentive compensation based on the overall results of our operations in each of our business lines as well as their individual performance.  Therefore, a significant portion of compensation and benefits expense will fluctuate based on our operating results.  Compensation expense may also reflect stock options granted to our employees under our stock option plan; however, there were no charges for stock options recorded in 2003 or 2002.

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

The most significant income component of other income and expense relates primarily to net proceeds received from rental of the portion of our building that we do not occupy and our interest expense.  Interest expense is primarily made up of interest we pay for our lines of credit and notes payable to various related parties.

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

Results of Operations and Financial Overview—Years ended September 30, 2003 and 2002

	2003		2002
	Amount	Percent of Revenues	Amount	Percent of Revenues

Continuing Operations:

Revenues

Recovery	$4,570,450	49.7%	$5,076,778	43.2%
Physician services	2,056,578	22.4	3,137,544	26.7
Reimbursement solutions	2,568,665	27.9	3,530,896	30.1
Total revenues	9,195,693	100.0	11,745,218	100.0

Operating Expenses

Employee compensation and benefit	5,730,064	62.3	7,020,996	59.8
Other operating expenses	1,377,180	15.0	1,888,448	16.1
Selling, general & administrative	4,248,596	46.2	5,093,529	43.4
Depreciation and amortization	433,581	4.7	995,759	8.5
Losses on loan portfolios	—	—	70,667	0.5
Total operating expenses	11,789,421	128.2	15,069,399	128.3
Operating loss	(2,593,728)	(28.2)	(3,324,181)	(28.3)

Other Income/(Expenses)	(1,005,349)	(10.9)	(595,325)	(5.1)
	(3,599,077)	(39.1)	(3,919,506)	(33.4)

Discontinued Operations:

Revenues	2,040,654	22.2	1,637,674	13.9
Employee compensation and benefit	(1,633,638)	(17.8)	(1,226,170)	(10.4)
Other operating expenses	(57,490)	(0.6)	(57,490)	(0.5)

Income from discontinued operations

349,526

3.8

354,014

3.0

Gain on sale of HELP	1,253,767	13.6	—	—
Cumulative effect of change in accounting principle	(1,576,328)	(17.1)	—	—
Net loss	$(3,572,112)	(38.8)	$(3,565,492)	(30.4)

Revenues

Total revenues for continuing operations decreased by $2,549,525 to $9,195,693 for the year ended September 30, 2003 from $11,745,218 for the year ended September 30, 2002.  Recovery revenue declined $506,328, due to a decrease in placements from existing clients and a general decline in the rates we receive for our services as a result of increased competition. In addition, contracts for certain clients were not renewed due to various reasons which, include among other things, 1) the Company’s decision not to meet lower price and additional requirements, 2) certain clients were acquired by larger entities, and 3) natural attrition. Physician Services decreased $1,080,966 due to the loss of two large clients during the second half of fiscal year 2002. These clients decided to cease outsourcing the billing functions of their business. There were new contracts signed to replace the void created during the current year but the cumulative volume of the new contracts were less than the volume lost from the two aforementioned clients. Reimbursement solutions revenue decreased $962,231 primarily due to the completion of certain large non-recurring insurance follow-up projects and reductions in recurring outsourced work from existing clients as they attempt to increase their own internal revenue sources by increasing the age of outsourced accounts.

Operating Expenses

Operating expenses for continuing operations decreased by $3,279,978 to $11,789,421 for the year ended September 30, 2003 from $15,069,399 for the year ended September 30, 2002. Employee compensation and benefit from continuing operations which is comprised of payroll costs in our operating segments and does not include sales and administrative personnel, decreased by approximately $1,290,932 primarily due to reductions of operating staff predicated by reductions in business volume and application of new production processes. Other operating expenses which is comprised of all other non-payroll costs directly related to the continuing operations of our various segments decreased by $511,268 to $1,377,180 for the year ended September 30, 2003 from $1,888,448 for the year ended September 30, 2002. Other operating expenses decreased due to cost reductions made as a result of the decrease in business volume in the various operating segments.  In addition, successful implementation of virtual private networks with our remote clients allowed us to directly access client computer systems and thereby significantly reducing travel, lodging and related client support costs.

Accumulated increases in legal and insurance expenses of approximately $156,054 reduced the net decrease to $844,933 in selling, general and administrative expenses. The overall decrease resulted from sales and administrative personnel cutbacks as well as reductions in all administrative operating expenses as part of a Company wide initiative to reduce overhead expenses. Further reductions are expected to occur in fiscal year 2004.

Depreciation and amortization expense decreased as the Company no longer amortizes goodwill with the of adoption of SFAS No. 142 in fiscal year 2003.

Other Income and Expenses

Interest expense increased $346,053 primarily as a result of prepayment penalties and interest of approximately $112,000 from the sale and leaseback transaction involving our facility on May 21, 2003. In addition, interest expense increased due the to overall increase in borrowings. Rental income, net of related expenses, decreased $54,379 between 2003 and 2002 as a result of an increase in utility costs, and expired tenant leases and the non-renewal of these leases.

Discontinued Operations

Hospital Employee Labor Pool (temporary staffing) (discontinued August 29, 2003):

The restructuring process undertaken in the past resulted in an increase in revenues in this segment to $2,040,654 for the year ended September 30, 2003 as compared to $1,637,674 for the year ended September 30, 2002. Operating expenses for discontinued operations increased by $407,468 to $1,691,128 for the year ended September 30, 2003 from $1,283,660 for the year ended September 30, 2002. This increase was due to an increase of $407,468 in employee compensation due to increases in staff hired to fulfill client orders. In addition rates paid for new staffing personnel increased due to the higher quality of staff hired as a result of changes in hiring standards. Other operating expenses for the discontinued operation remained the same between periods. This segment was discontinued in

August 2003 as part of an Exchange Agreement with a former officer of the Company (see Note 12 in our consolidated financial statements).

Cumulative Effect of Change in Accounting Principle

The Company changed its method of accounting for goodwill as of October 1, 2002, conforming to Statement of Financial Accounting Standards No. 142, “Goodwill and other intangible assets” (see Note 2 of our consolidated financial statements for discussion of impact of adoption).

Net Loss

The net loss decreased $6,620 to $3,572,112 for the year ended September 30, 2003 from a loss of $3,565,492 for the year ended September 30, 2002.  Two significant events that impacted the loss for year ended September 30, 2003 are the impairment of goodwill associated with the cumulative effect of the change in accounting principle and the impact of our discontinued operations associated with the Hospital Employee Labor Pool exchange agreement.

Liquidity and Capital Resources

Historically, we have financed our operations through cash flows generated by operations and borrowings from credit facilities that are in place.  Capital expenditures and investments in new technology have been primarily financed through non-cancelable capital leases, which expire at various times through fiscal year 2006. As of September 30, 2003, our net working capital deficit totaled $1,524,631 and shareholders’ deficit of $1,011,108.  The Company has completed several transactions designed to meet the Company’s liquidity requirements including, among other things, the following significant transactions:

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

•      On May 21, 2003, we completed the sale of the corporate facility to SCP.  The net proceeds from the sale of the property, after paying off the existing mortgage on the property and paying commissions and expenses, and depositing $1,050,000 to a restricted account ($400,000 of which is subject to release if we satisfy specified conditions no sooner than 12 months from the date of the transaction) to collateralize the letters of credit used as rent deposits to the subsequent lease of the property equaled $1,352,361.

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

Based on the financing activities and reductions in operating costs described above, management believes that the Company will have the sufficient working capital it needs to pursue its ongoing growth and strategic goals in fiscal 2004.

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

Andersen’s reports on RevCare’s consolidated financial statements for the fiscal years ended 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During RevCare’s two most recent fiscal years that were audited by Arthur Andersen and through the date of Andersen’s dismissal, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on RevCare’s consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(I)(v) of Regulation S-K.

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

ITEM 8A        CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Acting

Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information required by this item will be contained in our proxy or information statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2003 and is incorporated herein by reference.

ITEM 10        EXECUTIVE COMPENSATION

The information required by this item will be contained in our proxy or information statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2003 and is incorporated herein by reference.

ITEM 11        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be contained in our proxy or information statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2003 and is incorporated herein by reference.

ITEM 12        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in our proxy or information statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2003 and is incorporated herein by reference.

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

 (C)         Reports on Form 8-K:

Reports on Form 8-K were filed during the fourth quarter ended September 30, 2003. (incorporated herein by reference)

•      Filed July 10, 2003 covering:

•      Lease agreement dated May 21, 2003 by and between the Registrant and SCP Park Meadows, LLC

•      $650,000 Irrevocable Standby Letter of Credit issued by Union Bank of California in favor of SCP Park Meadows LLC dated May 19, 2003

•      $400,000 Irrevocable Standby Letter of Credit issued by Union Bank of California in favor of SCP Park Meadows LLC dated May 19, 2003

•      Filed August 15, 2003 covering:

•      Negotiations regarding FBR financing;

•      Negotiations regarding HELP division

•      Clarification of current report dated July 10, 2003

•      Resignation of CFO

•      Filed August 29, 2003 covering:

•      Exchange agreement for Hospital Employee Labor Pool (HELP)

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

10.14	Form of Secured Convertible Promissory Note issued by the Company dated September 19, 2002 (incorporated by reference from July 10, 2003 Form 8-K, Exhibit 10.18)

10.15	Form of Secured Promissory Note issued by the Company dated July 21, 2002 (incorporated by reference from July 10, 2003 Form 8-K, Exhibit 10.19)

16.1	Letter on Change in Certifying Accountant (incorporated by reference from June 5, 2002 Form8-K, Exhibit 16.1)

*21.1	Subsidiaries of the Registrant

*31.1	CEO - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	CFO - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	CEO Certification pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	CFO Certification pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Signatures	Title	Date Signed

/s/ George McCabe, Jr.	Director	January 29, 2004
George McCabe, Jr.

/s/ Edward Wheeler	Director	January 29, 2004
Edward Wheeler

/s/ Manuel Occiano	Chief Executive Officer	January 29, 2004
Manuel Occiano

/s/ Kenneth Leighton	Acting Chief Financial Officer and	January 29, 2004
Kenneth Leighton	Principal Accounting Officer

Financial statement schedules have been omitted since they are either not required or not applicable, or the information is otherwise included.

Report of Independent Public Accountants

To RevCare, Inc.:

We have audited the accompanying consolidated balance sheet of RevCare, Inc. (a Nevada corporation) and subsidiaries as of September 30, 2003, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the two years in the period ended September 30, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RevCare, Inc. and subsidiaries as of September 30, 2003, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill as of October 1, 2002 to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1, the Company incurred net losses of approximately $3.6 million and $3.6 million during the years ended September 30, 2003 and 2002, respectively, and, as of September 30, 2003, the Company’s current liabilities exceeded its current assets by approximately $1.5 million and has a deficit in shareholders’ equity of approximately $1.0 million. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Mayer Hoffman McCann P.C.
MAYER HOFFMAN MCCANN P.C.

Los Angeles, California
January 21, 2004

REVCARE, INC. AND SUBSIDIARIES

Consolidated Balance Sheet – September 30, 2003

Assets

Current assets:
Cash	$577,404
Restricted cash	1,051,970
Accounts receivable, net of allowance for doubtful accounts of $181,468	1,668,202
Employee advances	90,000
Prepaid expenses and other	349,537
Note receivable from customer, net of reserve of $88,361	39,139
Total current assets	3,776,252

Goodwill	7,490,793
Property and equipment, net	2,814,822
Note receivable from officer	100,000

Total assets	$14,181,867

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities:
Bank overdraft	$124,921
Accounts payable	1,062,638
Collections payable to customers	1,827,953
Accrued liabilities	961,586
Line of credit	565,744
Notes payable to related parties	300,000
Current portion of capital lease obligations	90,052
Current portion of financing obligation – SCP Park Meadows	367,989

Total current liabilities	5,300,883

Capital lease obligations, less current portion	36,269
Notes payable to related parties, less current portion	4,526,315
Financing obligation – SCP Park Meadows, less current portion	5,329,508

Total liabilities	15,192,975

Commitments and contingencies (Note 9)

Shareholders’ Equity (Deficit):
Series A convertible, redeemable preferred stock, $0.001 par value, stated at $2.00 liquidation preference per share, 5,000,000 shares authorized; 345,000 shares issued and outstanding	690,000
Common stock, $0.001 par value; 50,000,000 shares authorized; 21,526,909 shares issued and outstanding	21,520
Paid-in capital	10,658,282
Accumulated deficit	(12,330,910)

(961,108)
Less common stock in treasury at cost, 33,000 shares	(50,000)

Total shareholders’ deficit	(1,011,108)

$14,181,867

The accompanying notes are an integral part of these consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended September 30, 2003 and 2002

	2003	2002
Revenues:
Service fees	$9,195,693	$11,745,218

Operating expenses:
Salaries, wages and related benefits	5,730,064	7,020,996
Business segment operating expenses	1,377,180	1,888,449
Selling, general and administrative	4,248,596	5,093,528
Depreciation and amortization	433,581	995,759
Losses on portfolio receivables	—	70,667
Total operating expenses	11,789,421	15,069,399

Operating loss	(2,593,728)	(3,324,181)

Other Income (Expense):
Interest expense, net	(1,033,822)	(687,769)
Rental income, net	38,065	92,444
Other	(9,592)	—

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(3,599,077)	(3,919,506)

Income tax provision	—	—

Loss from continuing operations before cumulative effect of change in accounting principle	(3,599,077)	(3,919,506)

Income from discontinued operations, net of taxes (including gain on sale of HELP of $1,253,767 in 2003)	1,603,293	354,014

Cumulative effect of change in accounting principle	(1,576,328)	—

Net loss	$(3,572,112)	$(3,565,492)

Basic and diluted loss per share:

Loss from continuing operations before cumulative effect of change in accounting principle	$(0.17)	$(0.18)

Income from discontinued operations, net of taxes (including gain on sale of HELP of $1,253,767 in 2003)	0.07	0.01

Cumulative effect of change in accounting principle	(0.07)	—

Net loss	$(0.17)	$(0.17)

Weighted average shares used in all calculations (basic and diluted)	21,526,909	21,526,909

The accompanying notes are an integral part of these consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Years Ended September 30, 2003 and 2002

	Series A Convertible Redeemable Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

BALANCES, at September 30, 2001	345,000	$690,000	21,526,909	$21,520	$10,658,282	$(5,193,306)	$(50,000)	$6,126,496

Net Loss	—	—	—	—	—	(3,565,492)	—	(3,565,492)

BALANCES, at September 30, 2002	345,000	690,000	21,526,909	21,520	10,658,282	(8,758,798)	(50,000)	2,561,004

Net Loss	—	—	—	—	—	(3,572,112)	—	(3,572,112)

BALANCES, at September 30, 2003	345,000	$690,000	21,526,909	$21,520	$10,658,282	$(12,330,910)	$(50,000)	$(1,011,108)

The accompanying notes are an integral part of these consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2003 and 2002

	2003	2002

Cash flows from operating activities:
Loss from continuing operations	$(3,599,077)	$(3,919,506)
Adjustments to reconcile loss from continuing operations to net cash used for continuing operations:
Depreciation and amortization	433,581	995,759
Losses on portfolio receivables	—	70,667
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable, net	367,168	(329,832)
Increase in notes receivable to customer	(39,139)	—
(Increase) Decrease in prepaid expenses and other	(344,433)	4,816
Increase in accounts payable	364,102	207,231
(Decrease) Increase in collections payable to customers	(347,195)	1,482,027
(Decrease) Increase in accrued liabilities	(321,424)	796,276

Net cash used for continuing operations	(3,486,417)	(692,562)

Income from discontinued operations	349,526	354,014

Net cash used for operating activities	(3,136,891)	(338,548)

Cash flows from investing activities:
Purchases of property and equipment	(1,132)	(237,161)
Net proceeds from sale of portfolio receivables	—	34,088
Increase in restricted cash	(1,027,538)	(24,432)

Net cash used in investing activities	(1,028,670)	(227,505)

Cash flows from financing activities:
Proceeds from financing obligation – SCP Park Meadows	5,786,633	—
Proceeds from related party notes payable	1,500,000	1,450,000
(Decrease) Increase in bank overdraft	(66,885)	79,132
Net borrowings on line of credit	120,910	319,614
Principal payments on mortgage note payable	(2,886,894)	—
Principal payments on notes payable to related parties	(411,048)	(338,679)
Principal payments on capital lease obligations	(93,327)	(61,302)
Principal payments on financing obligation – SCP Park Meadows	(89,136)	—

Net cash provided by financing activities	3,860,253	1,448,765

Net increase (decrease) in cash	(305,308)	882,712

Cash, at beginning of year	882,712	—

Cash, at end of year	$577,404	$882,712

The accompanying notes are an integral part of these consolidated financial statements.

	2003	2002

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$615,605	$482,741

Supplemental Disclosure of Non Cash Investing and Financing Activities:

Interest payable converted to debt	$539,933	$—
Exchange of HELP for reduction of debt	$1,900,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003

1.     Organization and Basis of Presentation

RevCare, Inc. (formerly known as Cypress Financial Services, Inc.), a Nevada corporation, (together with its subsidiaries, the “Company” or “We”), provides accounts receivable management, administration, and debt collection services primarily to health care providers and consumer credit issuers.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business.  The Company generated net losses of $3,572,112 and $3,565,492 in fiscal years 2003 and 2002, respectively.  In addition, the Company had total shareholders’ deficit of $1,011,108 and a working capital deficit of $1,524,631 at September 30, 2003. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Management believes that the recent losses are attributable to the various acquisitions in 2000, the integration of their operations and the implementation of technology and processes to pursue its strategic objectives.  Additionally, the Company lost more clients than it gained. The Company continues to obtain larger, higher margin contracts, while discontinuing contracts with low margins.  Management, however, believes that the operating plan for subsequent fiscal years may experience significant challenges in light of ongoing changes in the industry and geographic market it serves which may require the Company to seek alternative sources for cash to support its growth and ongoing operations. Accordingly, the Company has completed several transactions and completed operational changes designed to meet the Company’s liquidity requirements, the most significant of which are as follows:

•      On February 11, 2003, the Company entered into a Business Financing Agreement (“Financing Agreement”) with Bridge Bank. The Company may borrow up to $2,500,000 under the conditions set forth in the Financing Agreement and the outstanding balance of principal and accrued interest under this Financing Agreement was $418,913 at December 31, 2003.  The maximum amount we can borrow is contingent on and collateralized by qualified invoices, which will fluctuate from time to time depending on our business volume.  As of December 31, 2003 we have reached the maximum amount available under this line.  The obligations under the Financing Agreement are secured by first priority liens in all of the Company’s assets and the assets of its subsidiaries pursuant to the terms and conditions of security agreements. This obligation is also guaranteed by our subsidiaries under the terms and conditions of guaranties.

•      On May 21, 2003, the Company’s wholly owned subsidiary, Medical Control Services, Inc. (MCI), which held title to our corporate facility completed the sale of the property to SCP Park Meadows, LLC (SCP).  On that same date, the Company entered into a Lease Agreement dated May 21, 2003 with SCP (the “Lease”). The net proceeds from the sale of the property, after paying off the existing mortgage on the property and paying commissions and expenses, and depositing $1,050,000 to a restricted account ($400,000 of which is subject to release if we satisfy specified conditions no sooner than 12 months from the date of the transaction) to collateralize the letters of credit used as rent deposits to the subsequent lease of the property equaled $1,352,361.

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

Based on the financing activities and reductions in operating costs described above, management believes that the Company will have the sufficient working capital it needs to pursue its on going growth and strategic goals for fiscal year 2004.

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

Revenue from the staffing division is recognized based upon hourly rates, and is recorded as services are rendered.  The Company’s payroll system posts staffing division hours to individual projects on a monthly basis.  The Company bills its clients for the hours incurred at the contract rates. In August 2003, we entered into an Exchange Agreement with Russell and Suzette Mohrmann and their affiliate, Hospital Employee Labor Pool, a California corporation, or HELP, pursuant to which there was a transfer of substantially all the assets related to our administrative and back office temporary staffing division. See Note 12, for more information regarding this matter.

d.     Accounts Receivable and Allowance for Doubtful Accounts

As of September 30, 2003, Accounts Receivable and the related Allowance for Doubtful Accounts were comprised of the following:

Billed Receivables	$1,627,508
Unbilled Receivables	222,162

Total	1,849,670

Allowance for Doubtful Accounts	(181,468)

Accounts Receivable, net of allowance for doubtful accounts	$1,668,202

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

e.     Property and Equipment

Furniture, fixtures and equipment are carried at cost and depreciated using either straight-line or accelerated methods over the estimated useful lives of the assets, which are generally 4 to 7 years. The building is depreciated over a period of 39 years. Repairs and maintenance are charged to expense as incurred; replacements and improvements that extend the useful life of the assets are capitalized. As of May 21, 2003, the building was sold and leased back to the Company (see Note 7).

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

h.     Restricted Cash

As a condition of the Lease Agreement dated May 21, 2003 with SCP Park Meadows, LLC (SCP) (the “Lease”), we set aside $1,050,000 in a restricted account to collateralize the letters of credit used as rent deposits to the subsequent lease of the property (see Note 7).

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

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.”  SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  Upon adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life but is instead subject to periodic testing for impairment.  The Company adopted this Statement and completed its initial impairment test for goodwill as of October 1, 2002.  As a result of this assessment, the Company determined that one of its segments, HELP, was impaired and recorded an impairment charge of $1,576,328 in the quarter ended December 31, 2002. The impairment has been reported as a cumulative effect of a change in accounting principle. In addition to the impairment, the impact of adopting SFAS No. 142 was to cease the amortization of goodwill, which would have amounted to $528,960 of amortization expense for the year ended September 30, 2003.  Net loss for the year ended September 30, 2003, including amortization of goodwill, would have been $4,101,072 compared to $3,572,112. For the year ended September 30, 2002, goodwill amortization expense was $528,960.  Net loss for the year ended September 30, 2002, excluding amortization of goodwill, would have been $3,036,532 compared to $3,565,492.

j.      Impairment of Long-Lived Assets

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

k.     Loss Per Share

The Company reports basic and diluted earnings (loss) per share (EPS) in accordance with SFAS No. 128.  Basic EPS is computed by dividing losses available to common shareholders by the weighted average number of common shares outstanding.  Diluted EPS is computed by adding to the weighted average number of shares the dilutive effect of common stock equivalents, if any.

For the years ended September 30, 2003 and 2002, the computations of basic and diluted EPS were as follows:

	Years Ended September 30,
	2003	2002

Loss from continuing operations before cumulative effect of change in accounting principle	$(3,599,077)	$(3,919,506)

Income from discontinued operations, net of taxes (including gain on sale of HELP of $1,253,767 in 2003)	1,603,293	354,014

Cumulative effect of change in accounting principle	(1,576,328)	—

Net loss	$(3,572,112)	$(3,565,492)

Basic and diluted loss per share:

Loss from continuing operations before cumulative effect of change in accounting principle	$(0.17)	$(0.18)

Income from discontinued operations, net of taxes (including gain on sale of HELP of $1,253,767 in 2003)	0.07	0.01

Cumulative effect of change in accounting principle	(0.07)	—

Net loss	$(0.17)	$(0.17)

Weighted average shares used in all calculations (basic and diluted)	21,526,909	21,526,909

For the years ended September 30, 2003 and 2002, the denominator in the diluted EPS computation was the same as the denominator for basic EPS due to the anti-dilutive effects of preferred stock, warrants stock options on the Company’s net loss.  As of September 30, 2003 and 2002, the Company had outstanding warrants and stock options and convertible preferred stock of 5,176,775 and 7,094,148 respectively, that were anti-dilutive and excluded from the computation of dilutive EPS.

l.      Income Taxes

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

m.    Stock Option Plan

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

The Company has granted 2,489,708 options under the Plan, of which 1,394,800 have been forfeited. These options are issued at fair market value or at a 10 percent premium over fair market value if the individual is a 10 percent or more shareholder. All options granted expire ten years from the date of grant. At September 30, 2003, there were 2,155,092 additional shares available for grant under the Plan.

During fiscal year 2003, the Company granted 50,000 options to an employee at an exercise price of $0.25 per share, which was equal to the fair market value of the Company’s common stock at the date of grant. Accordingly, no compensation expense was recorded.

A summary of the status of the Plan at September 30, 2003 and 2002 and changes during the years then ended is presented in the table and narrative below:

	September 30, 2003		September 30, 2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,386,658	$0.65	1,931,908	$0.65
Granted	50,000	0.25	60,000	0.50
Exercised	—	—	—	—
Forfeited	(341,750)	0.52	(605,250)	0.67

Outstanding at end of year	1,094,908	$0.65	1,386,658	$0.63

Exercisable at end of year	1,091,574	$0.65	955,373	$0.69

Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$0.25 – $1.03	1,072,974	6.4	$0.61
$2.75	18,600	3.0	$2.75
	1,091,574

The fair value of each option grant is estimated on the date of grant using the Black Scholes Option Pricing Model with the following assumptions in 2003 and 2002: weighted average risk-free interest rate of 5.1 and 5.1 percent; a weighted average volatility of 354.9 and 231.1 percent; an expected life of 5 and 5 years respectively; and no expected dividend yield. Under the accounting provisions of SFAS Statement 123, the pro forma impact to Net Loss and EPS is as follows:

		2003	2002
Net Loss:	As Reported	$(3,572,112)	$(3,565,492)
	Pro Forma	$(3,626,275)	$(3,701,406)
Basic EPS:	As Reported	$(0.17)	$(0.17)
	Pro Forma	$(0.17)	$(0.17)
Diluted EPS:	As Reported	$(0.17)	$(0.17)
	Pro Forma	$(0.17)	$(0.17)

n.     Rental Operations

The Company leases a portion of its building to unrelated parties. Management allocates certain costs incurred to rental operations based on a ratio of square footage to the total square footage of the respective building. The results of rental operations for the years ended September 30, 2003 and 2002 are as follows:

	2003	2002

Rental income	$188,998	$210,244
Utilities and other	(150,933)	(117,800)
	$38,065	$92,444

o.     Recent Accounting Pronouncements

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and is effective for fiscal years beginning after December 15, 2001.  This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of;” however, it retains the fundamental provisions of SFAS No. 121 for (i) recognition and measurement of the impairment of long-lived assets to be held and used and (ii) measurement of long-lived assets to be disposed of by sale.  This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting

the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business.  The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial position or results of operations (see also Note 12 “Disposition of Business Segment”).

In April 2002, the FASB issued No. SFAS 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections.”  SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements.”  Accordingly, a gain or loss from a debt extinguishment should not be classified as an extraordinary item unless it meets the criteria for extraordinary item classification in APB Opinion 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.”  SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” because transition to the Motor Carrier Act of 1980 is complete and intrastate operating rights have been deregulated.  SFAS No. 145 is effective for financial statements issued on or after May 15, 2002.  The implementation of this standard did not have a material effect upon the Company’s consolidated financial statements.

In June 2002, the FASB approved for issuance SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This Statement provides financial accounting and reporting guidance for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No.  146 is effective for exit or disposal activities initiated after December 31, 2002.  Previously issued financial statements should not be restated.  The provisions of EITF Issue 94-3 continue to apply for an exit activity initiated under an exit plan that met the criteria in EITF Issue 94-3 before the Statement’s initial application.  The implementation of this statement did not have a material effect upon the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, an amendment of FASB Statement No. 123.  The disclosure requirements of Statement 123, “Accounting for Stock-Based Compensation”, which apply to stock compensation plans of all companies, are amended to require certain disclosures about stock-based employee compensation plans in an entity’s accounting policy note.  Those disclosures include a tabular format of pro forma net income and, if applicable, earnings per share under the fair value method if the intrinsic value method is used in any period presented.  Pro forma information in a tabular format is also required in the notes to interim financial information if the intrinsic value method is used in any period presented.  Before amendment by SFAS No. 148, SFAS No. 123 required entities changing to the fair value method of accounting for stock-based employee compensation to account for the change in method prospectively.  The Board decided to provide a choice among three transition methods (the prospective method originally required by SFAS 123, the modified prospective method, and the retroactive restatement method) for entities voluntarily adopting the fair value method in periods beginning before December 16, 2003.  SFAS No. 123’s original prospective transition method will not be available to entities changing to the fair value method in fiscal years beginning after December 15, 2003.

The amendments to the disclosure and transition provisions of Statement 123 are effective for fiscal years ending after December 15, 2002.  Calendar year-end entities are required to include the new disclosures in their 2002 financial statements.  The disclosure requirement for interim financial information is effective for interim periods beginning after December 15, 2002.  Management did not transition to the fair value method of accounting for stock options and the implementation of this standard did not have a material effect upon the Company’s consolidated financial statements except to include the additional required disclosures.

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

The FASB has issued Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” – an interpretation of Accounting Research Bulletin (“ARB”) No. 51.  This Interpretation defines a variable interest entity and provides that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise.  Furthermore, the Board indicates that the voting interest approach of ARB No. 51 is not effective in identifying controlling financial interests in entities that are not controllable through voting interest or in which the equity investors do not bear the residual economic risk.  This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  As a result of the issuance of FASB Staff Position FIN 46-6 “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entitites,” FIN 46 applies at the end of the interim or annual period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  Management believes the implementation of this Interpretation will not have a material effect upon the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on our financial condition or results from operations.

p.     Reclassification

Certain amounts in the accompanying 2002 consolidated financial statements have been reclassified to conform to the presentation used in 2003.

3.     Acquisition and Goodwill

On August 14, 2000, the Company completed the purchase of all of the outstanding stock of Orange County Professional Service, Inc. (“OCPS”).  OCPS became a subsidiary of Cypress Financial Services, which changed its name to RevCare Inc.  Concurrent with this acquisition, OCPS acquired substantially all of the assets of RBA Rem-Care, Inc., Insource Medical Solutions, LLC and Hospital Employee Labor Pool, affiliates of OCPS.  This acquisition was accounted for using the purchase method of accounting.  The Company paid approximately $11,000,000 in cash and issued notes payable for $3,675,000.  The excess of the purchase price over the fair value of the net assets acquired of $10,773,940 was recorded as goodwill.  The operations of OCPS have been included in the accompanying consolidated financial statements from the date of acquisition. In 2003, we wrote off goodwill by $2,130,887 due to the impairment identified in connection with the adoption of SFAS No. 142 and the disposition of the Hospital Employee Labor Pool segment of our business (see Notes 2 and 12).

4.     Related Party Transactions

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

In conjunction with the acquisition of OCPS on August 14, 2000 the Company issued $3,675,000 of secured convertible promissory notes to shareholders and officers of OCPS, currently employees or officers of the Company.  All of these notes bear interest at the rate of 8 percent per annum. These notes had an original maturity date of January 2003, however these notes were amended. On January 8, 2003, the notes were increased from a total of $3,503,500 to $3,793,512, due to the accrued and unpaid interest of $290,012 being added to the principal balance owed to the related parties. These notes mature on January 5, 2004, at which time the unpaid principal balances and all accrued and unpaid interest are due. At the option of the holder, the notes are convertible into common stock at $0.735 per share. On August 29, 2003, all related party notes for Russell Mohrmann were once again amended due to the disposition of the HELP segment. (See Note 12, “Disposition of Business Segment”).

On September 28, 2001, the Company entered into a revolving line of credit agreement with two officers of the Company.  The agreement permits borrowings up to $350,000 at the bank reference rate (5.25% at September 30, 2003) plus one percent.  The line of credit is unsecured and expires on January 2, 2003.  At September 30, 2003 we owed $225,000 on this line of credit.  In June 2003, we entered into an amendment with these officers in which the maturity date was extended to June 2004.

On July 22, 2002, the Company entered into a $100,000 note payable with its majority stockholder, FBR Financial Services Partners, L.P. The note bears interest at the bank reference rate plus one percent and is payable on demand, but is subordinate to a note from an officer of the Company.  The note is unsecured. This note was amended on August 29, 2003, and consolidated with the September 19, 2002 $1,000,000 note payable. (See the following paragraph for details.)

On September 19, 2002, the Company entered into a $1,000,000 convertible note payable (“Note”) with its majority shareholder, FBR Financial Services Partners, L.P.  The note bears interest at 12 percent per annum and is payable on demand, but is subordinate to a note from an officer of the Company.   The note is convertible into the Company’s common stock concurrently or at any time following an equity financing of common stock (“Financing”) at a conversion price equal to eighty-five percent (85%) of the price per share at which the common stock is sold in the Financing.  The Company computed the intrinsic value of beneficial conversion feature attributable to the convertible note to be $176,471, which will be charged to expense at the time of a Financing. This note was amended on August 29, 2003, and consolidated with the July 22, 2002, $100,000 note payable above. Upon the amendment of this note payable, $120,325 of accrued an unpaid interest was added to the principal $1,100,000 note balance for a new note totaling $1,220,325. This note matures on September 1, 2005, at which time all accrued interest and principal are due. This Note shall bear interest at the rate of the prime rate of interest charged by the Company’s lender plus four percent (4%) per annum.

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

On August 13, 2003, the Company executed the relevant documents under which FBR agreed to provide the Company a $500,000 unsecured note. The proceeds of this note were used for working capital purposes.  On August 29, 2003, the Company executed the relevant documents under which FBR agreed to provide the Company a $1,000,000 convertible note.  The use of proceeds for the new $1,000,000 note from FBR will be used to reduce the collections payable to certain of the Company’s California-based delinquent debt collection clients.

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

On August 29, 2003, the Company entered into an Exchange Agreement with Russell and Suzette Mohrmann and their affiliate, Hospital Employee Labor Pool, a California corporation, or HELP, pursuant to which the transfer was consummated. See Note 12, for more information regarding this agreement.

5.     Property and equipment

Property and equipment consists of the following at September 30, 2003:

Land	$866,575
Building	1,540,577
Furniture, fixtures and equipment	2,473,168
4,880,320
Less—Accumulated depreciation	(2,065,498)
$2,814,822

Depreciation expense for the years ended September 30, 2003 and 2002 totaled $433,581 and $452,228, respectively.

6.     Line of Credit

On February 11, 2003, the Company entered into a Business Financing Agreement (“Financing Agreement”) with Bridge Bank. The Company may borrow up to $2,500,000 under the conditions set forth in the Financing Agreement and the outstanding balance of principal and accrued interest under this Financing Agreement was $565,744 at September 30, 2003. The maximum amount we can borrow is contingent on and collateralized by qualified invoices, which will fluctuate from time to time depending on our business volume.  As of September 30, 2003 we have borrowed the maximum amount available under this line.  Part of the proceeds of this Financing Agreement was used to pay all outstanding principal and interest under the Company’s Line of Credit Agreement, which expired in January 2003. The obligations under the Financing Agreement are secured by first priority liens in all of the Company’s assets and the assets of its subsidiaries pursuant to the terms and conditions of security agreements. The obligations are also guaranteed by the subsidiaries under the terms and conditions of guaranties.

7.     Sale and Leaseback of Building

The Company had a mortgage note payable to a bank in the amount of $2,886,894, collateralized by land and a building, due in monthly payments of $25,984, bearing interest at an interest rate based on the yield of the U.S. Five Year Treasury Swap Rate (“the Index”) plus 2.5 percent and no cap.  Said rate will be fixed for five years and adjusted on the first business day of each five-year anniversary date of the promissory note dated December 19, 2000 through January 2021, at which time the entire principal balance becomes due and payable

On May 21, 2003, the Company’s wholly owned subsidiary, Medical Control Services, Inc. (MCI), which held title to our corporate facility completed the sale of the property to SCP Park Meadows, LLC (SCP).  On that same date, the Company entered into a Lease Agreement dated May 21, 2003 with SCP (the “Lease”). The net proceeds from the sale of the property, after paying off the existing mortgage on the property and paying commissions and expenses and depositing $1,050,000 to a restricted account to collateralize the letters of credit used as rent deposits related to the subsequent lease of the property, equaled $1,352,361. The transaction was accounted for as a financing transaction with no gain or loss recorded and the proceeds recorded as a liability.  The Lease provides, among other things, all of the following:

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

Accordingly, the future scheduled maturities after September 2003, as disclosed below, reflect the amounts due under the Lease Agreement.

Future scheduled maturities of the Lease Agreement at September 30, 2003 are as follows:

Fiscal Years Ending September 30,
2004	$647,244
2005	647,244
2006	647,244
2007	647,244
2008	647,244
4,314,960
Thereafter	7,551,180
Less – Amounts representing interest	(1,853,683)
Present value of financing obligation	5,697,497
Less – Current portion	(367,989)
Total	$5,329,508

8.     Capital Transactions

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

The fair value of the warrant was estimated to be $415,000 on the date of grant using the Black Scholes Option Pricing model with the following assumptions: weighted average risk-free interest rate of 4.5 percent; a weighted average volatility of 86.9 percent; an expected life of 6.75 years; and no expected dividend yield. This amount will be recognized in the income statement during the period the services are deemed to have been provided. During the year ended September 30, 1999, the Company recognized advisory fees of $100,000 relating to this warrant and no expense has been recognized for any period since then. Any remaining expense will be recognized in future periods if and when various conditions to vesting have been met.

9.     Commitments and Contingencies

a.             Lessee - The Company leases certain office space and equipment under non-cancelable operating and capital leases that expire at various times through fiscal 2006.  Future annual minimum lease payments, in the aggregate, under operating and capital leases at September 30, 2003 are as follows (excluding the lease of the building discussed in Note 7):

Year Ending September 30

	Operating	Capital

2004	$36,248	$102,557
2005	967	41,294
2006	—	16,013
Total minimum lease payments	$37,215	159,864
Less – Amounts representing interest		(33,543)
Present value of capital lease obligations		126,321
Less – current portion		(90,052)
		$36,269

Rent expense under all operating leases totaled $64,859 in 2003 and $66,433 in 2002.

b.             Lessor - As discussed in Note 2, the Company sub-leases a portion of its building to unrelated entities under operating leases which expire at various times through fiscal 2005. The Company leases to several tenants on a month-to-month basis. Future annual collections under non-cancelable operating leases as of September 30, 2003 are scheduled as follows:

Years Ending September 30,

2004	$171,251
2005	180,725
2006	143,235
$495,211

c.     Employment Agreements

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

As discussed in Note 2 (f), the practice of transferring funds collected on behalf of certain California-based delinquent debt clients to operating accounts or delay in remitting funds might be deemed a breach of the Company’s obligations. In July 2003, the Company reported that it has discontinued this practice and has taken steps to reduce the collections payable balance. The Company believes that a potential consequence of any such potential breach is that certain of our California-based delinquent debt collection clients may feel damaged and may request compensation. To the extent the Company is unable to reach an agreement with entities that request compensation, such entities may initiate legal efforts to pursue claims against the Company. In connection with the process to reduce the collections payable balance owed to certain of the Company’s California-based delinquent debt collection clients, the Company will contact those clients and offer to pay interest to those of which assert a claim as a result of the Company’s past practice.

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

10.   Income Taxes

The benefits for income taxes for the years ended September 30, 2003 and 2002 are shown in the table below:

	2003	2002
Federal:
Current	$—	$—
Deferred	—	—
State:
Current	—	—
Deferred	—	—

Total tax benefit	$—	$—

A reconciliation of the total tax benefit from the Federal statutory rate of 34 percent is as follows:

	2003	2002

Federal statutory tax rate	(34.0)%	(34.0)%
State income taxes, net of Federal income tax benefit	(8.6)	(8.6)
Other	6.0	6.0
Valuation Allowance	36.6	36.6
Actual tax benefit	—%	—%

Because certain items of income and expense are not recognized in the same year in the Company’s financial statements as in its Federal and California tax returns, deferred assets and liabilities are created.  As of September 30, 2003, the accompanying consolidated balance sheet reflects no deferred tax assets. The net deferred tax assets as of September 30, 2003 are disclosed in the table below:

Deferred tax assets:
Allowance for doubtful accounts	$54,053
Deferred gain on sale of building	1,392,490
Vacation accrual	47,886
Net operating losses	2,301,625
Warrants	42,840
Other	42,460

Total deferred tax assets	3,881,354
Deferred tax liabilities:
Securitization	(673,420)
Other	(529)

Total deferred tax liabilities	(673,949)
3,207,405

Valuation allowance	(3,207,405)
Net deferred tax asset	$—

As of September 30, 2003, the Company had approximately $6.3 million and $3.4 million of federal and state net operating carry forwards, respectively.  The federal amount is available to offset future taxable incomes, which expire in various years through 2023.  The state amount has been deferred by legislative action and will not be available for use for two years beginning with the fiscal year ending September 30, 2003.

11.   Reportable Business Segments

The following disclosures are intended to present reportable segments consistent with how the chief operating decision maker organizes segments within the Company for making operating decisions and assessing performance. The chief operating decision maker does not use assets to make financial decisions separately within the segments. All assets are consolidated as a whole and are not identified by segments. Presently, the Company is segregated into three divisions, which are as follows:

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

Below is a summary statement of operations for the twelve months ended September 30, 2003 and 2002. The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. Certain assumptions are made concerning the allocations of costs between segments that may influence relative results, most notably, allocations of various types of technology, legal, recruiting and training costs. Management believes that the allocations utilized below are reasonable and consistent with the way it manages the business.

The following table summarizes the results of our operating units for the twelve months ended September 30, 2003 and 2002:

For the twelve months ended September 30, 2003:

	Recovery		Physician Services		Reimbursement Solutions		Total

Revenue	$4,570,450	100%	$2,056,578	100%	$2,568,665	100%	$9,195,693	100%
Direct Labor	1,613,871	35%	1,472,256	72%	1,183,395	46%	4,269,522	46%
Indirect Labor	678,150	15%	453,331	22%	329,061	13%	1,460,542	16%
Other Expenses	738,280	16%	540,150	26%	98,750	4%	1,377,180	15%
Total Expenses	3,030,301	66%	2,465,737	120%	1,611,206	63%	7,107,244	77%

Operating income (loss)	$1,540,149	34%	$(409,159)	(20)%	$957,459	37%	2,088,449	23%

Selling, general & administrative expenses							(4,248,596)	(38)%
Depreciation & amortization							(433,581)	(4)%

Loss from Operations							$(2,593,728)	(28)%

For the twelve months ended September 30, 2002:

	Recovery		Physician Services		Reimbursement Solutions		Total

Revenue	$5,076,778	100%	$3,137,544	100%	$3,530,896	100%	$11,745,218	100%
Direct Labor	1,898,482	37%	1,654,391	53%	1,506,815	43%	5,059,688	43%
Indirect Labor	863,844	17%	695,949	22%	401,515	11%	1,961,308	17%
Other Expenses	750,599	15%	850,236	27%	287,613	8%	1,888,449	16%
Total Expenses	3,512,925	69%	3,200,576	102%	2,195,943	62%	8,909,445	76%

Operating income (loss)	$1,563,853	31%	$(63,032)	(2% )	$1,334,953	38%	2,835,773	24%

Selling, general & administrative expenses							(5,093,528)	(43)%
Depreciation & amortization							(995,759)	(8)%
Losses on portfolio receivables							(70,667)	(1)%

Loss from Operations							$(3,324,181)	(28)%

12.   Disposition of Business Segment

On August 29, 2003, we entered into an Exchange Agreement with Russell and Suzette Mohrmann and their affiliate, Hospital Employee Labor Pool, a California corporation, or HELP, pursuant to which we transferred substantially all of the assets related to our administrative and back office temporary staffing division (the “Staffing Business”). Pursuant to the terms of the Exchange Agreement, HELP has acquired substantially all of the assets of the Staffing Business in exchange for:

•      the reduction of $1,900,000 of the indebtedness we owed to the Mohrmanns and their affiliates under various notes we had previously issued to them when we acquired a number of businesses from them in 2000.

•      the modification of the terms on the remaining $646,719 owed to the Mohrmanns, including the extension of our payment obligation, with payments of $25,000 now being due each month commencing approximately September 1, 2004, the termination of the security interest held by the Mohrmanns and the subordination of their debt to our other lenders.

Upon the effectiveness of the transfer, our employment relationship with all of the employees of the Staffing Business, including Mr. Mohrmann, was terminated and they commenced employment with HELP.  HELP will sublease space from us under a two-year sublease.  We agreed to certain restrictions on our ability to compete or solicit customers or employees with respect to the Staffing Business for a period of two years.  HELP and the Mohrmanns agreed to similar restrictions with respect to customers and employees of ours.

In connection with the transfer arrangements, we also amended and restated the terms of the promissory note we originally issued to Mr. Mohrmann and our chief executive officer, Manuel Occiano, in September 2001.  In September 2001, Messrs. Mohrmann and Occiano personally borrowed funds from a commercial bank and then loaned the proceeds to us.  We agreed to make interest payments to their commercial lender to the same extent Messrs. Mohrmann and Occiano were required to make payments under their commercial bank loan, which interest payments would be credited against the note we had issued.  In June 2003, the terms of Messrs. Mohrmann and Occiano’s commercial bank loan were modified to require monthly payments of principal in the amount of $25,000 plus all accrued but unpaid interest.  Accordingly, we modified the terms of our promissory note in favor of Messrs. Mohrmann and Occiano to provide for the same payment terms, which payments shall be paid directly by us to the commercial lender and shall be credited against the amended and restated note.

This division specializes on providing temporary staffing to hospital organizations and physician service organizations.  Temporary staffing provided to its clients can include administrative, financial, as well as clinical and operational personnel.

The following table summarizes the results of operations for the Temporary Staffing Division for the twelve months ended September 30, 2003 and 2002:

	September 30, 2003		September 30, 2002

Revenue	$2,040,654	100%	$1,637,674	100%
Direct Labor	1,510,251	74%	1,118,997	68%
Indirect Labor	123,387	6%	107,173	7%
Other Expenses	57,490	3%	57,490	3%
Total Expenses	1,691,128	83%	1,283,660	78%

Operating income (loss)	$349,526	17%	$354,014	22%

In connection with the disposition, the Company wrote off the remaining goodwill attributable to this segment of $554,559, derecognized the $1.9 million amount payable to Mr. Mohrmann, and recognized a gain of $1,253,767.  The results of operations attributable to the Staffing Business have been shown as discontinued operations in 2003 and 2002 in the accompanying consolidated statements of operations.

13.   Subsequent Events

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