Form 10QSB
period 2003-12-31
REVCARE INC
filed 2004-02-13
CIK 811510

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 13, 2004 the issuer had 21,526,909 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes ☐  No ☒

REVCARE, INC.

FORM 10-QSB

REVCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2003

(UNAUDITED)

ASSETS
Current assets:
Cash	$71,697
Restricted cash	1,447,151
Accounts receivable, net of allowance for doubtful accounts of $161,539	1,255,571
Prepaid expenses and other	417,751
Employee advances	90,000
Note receivable from customer, net of reserve of $88,361	39,139

Total current assets	3,321,309

Goodwill	7,490,793
Property and equipment, net	2,718,315
Note receivable from officer	100,000

Total assets	$13,630,417
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Bank overdraft	$156,012
Accounts payable	1,384,250
Collections payable to customers	1,681,527
Accrued liabilities	838,827
Lines of credit	395,321
Note Payable	112,500
Current portion of capital lease obligations	74,282
Current portion of notes payable to related parties	300,000
Current portion of financing obligation	372,654

Total current liabilities	5,315,373

Capital lease obligations, less current portion	28,063
Notes payable to related parties, less current portion	4,451,315
Financing obligation, less current portion	5,234,576

Total liabilities	15,029,327

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY (DEFICIT):
Series A convertible, redeemable preferred stock, $0.001 par value, stated at $2.00 liquidation preference per share, 5,000,000 shares authorized; 345,000 shares issued and outstanding	690,000
Common stock, $0.001 par value; 55,000,000 shares authorized; 21,526,909 shares issued and outstanding	21,520
Paid-in capital	10,658,282
Accumulated deficit	(12,718,712)
(1,348,910)
Less common stock in treasury at cost, 33,000 shares	50,000

Total shareholders’ equity (deficit)	(1,398,910)

$13,630,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

(UNAUDITED)

	2003	2002
REVENUES	$1,903,308	$2,222,590

OPERATING EXPENSES:
Salaries, wages and related benefits	1,140,923	1,584,162
Other operating expenses	177,949	385,052
Selling, general and administrative	661,395	1,082,252
Depreciation and amortization	96,507	112,702
	2,076,774	3,164,168
OPERATING LOSS	(173,466)	(941,578)
OTHER INCOME (EXPENSE):
Interest expense, net	(235,971)	(190,464)
Rental operations, net	21,634	14,722
	(214,337)	(175,742)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(387,803)	(1,117,320)

INCOME TAX PROVISION	—	—

LOSS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(387,803)	(1,117,320)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	82,333

CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGING METHOD OF ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLES WITH INDEFINITE LIVES (NOTE 3 (j))	—	(1,576,328)
NET LOSS	$(387,803)	$(2,611,315)

BASIC AND DILUTED LOSS PER SHARE:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.02)	$(0.05)
Income from discontinued operations	—	—
Cumulative effect on prior years of changing method of accounting for goodwill and other intangibles with indefinite lives	—	(0.07)
Net loss	$(0.02)	$(0.12)

Weighted average shares used in all calculations (basic and diluted)	21,526,909	21,526,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

(UNAUDITED)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Loss from continuing operations	$(387,803)	$(1,117,320)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operations:
Depreciation and amortization	96,507	112,702
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	412,631	(61,851)
Increase in prepaid expenses and other	(68,214)	(73,607)
Increase in accounts payable	321,612	298,698
(Decrease) increase in collections payable to customers	(146,426)	124,953
Decrease in accrued liabilities	(122,759)	(27,880)

Net cash provided by (used in) continuing operations	105,548	(744,305)

Income from discontinued operations	—	82,333

Net cash provided by (used in) operating activities	105,548	(661,972)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(1,132)
Net change in restricted cash	(395,181)	(13,525)

Net cash used in investing activities	(395,181)	(14,657)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in lines of credit	(170,423)	59,329
Proceeds from note payable from bank	135,000	—
Principal payments on financing obligation	(90,266)	—
Principal payments on related party notes payable	(75,000)	—
Principal payments on notes payable	(22,500)	(55,404)
Principal payments on mortgage note payable	—	(16,771)
Principal payments on capital lease obligations	(23,976)	(21,128)
Increase (decrease) in bank overdraft	31,091	(77,972)

Net cash used in financing activities	(216,074)	(111,946)

NET DECREASE IN CASH	(505,707)	(788,575)

CASH, at beginning of period	577,404	882,712

CASH, at end of period	$71,697	$94,137

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest paid	$122,503	$84,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

(UNAUDITED)

1.             Quarterly Information

The accompanying condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all disclosures that would be presented in the Annual Report on Form 10-KSB of RevCare, Inc., a Nevada corporation (together with its subsidiaries, the Company). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s 2003 Annual Report on Form 10-KSB.

The information furnished reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods. The operating results are not necessarily indicative of results to be expected for the year ending September 30, 2004.

2.             Organization and Basis of Presentation

RevCare, Inc. (formerly known as Cypress Financial Services, Inc.), provides accounts receivable management, administration, and debt collection services primarily to health care providers and consumer credit issuers.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business.  The Company generated net losses of $3,572,112 and $387,803 in fiscal year 2003 and for the three months ended December 31, 2003, respectively.  In addition, the Company had total shareholders’ deficit of $1,398,910 and a working capital deficit of $1,994,064 at December 31, 2003.  The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  The Company continues to initiate operational changes and seek financing transactions designed to meet the Company’s liquidity requirements, which include the following:

•                  Since the fiscal year 2002, the Company has initiated and completed various cost reduction initiatives. Such initiatives are expected to reduce annual operating costs by approximately $2.3 million in fiscal year 2004.  In March 2003, the Company also initiated the pilot program for a design to perform certain analytical and segmentation processes on selected accounts in an offshore location in order to explore the possibility of further reducing the direct costs of its collection process significantly. On February 9, 2004, the Company formalized its offshore process initiative when it entered into an outsourcing agreement with Lighthouse Partners, Inc. (Lighthouse), a business process outsourcing company located in Manila, Philippines. Under the agreement, Lighthouse shall perform selected processes for the Company in Lighthouse’s facilities. The process is expected to reduce the overall operating cost of the Company’s collection operations.

•                  Management is actively seeking additional funding from traditional providers of corporate financing and strategic alliance partners in case it needs additional funding for fiscal year 2004. The Company’s largest shareholder, FBR, has provided funding to the Company in the past.  As a component of the process of requesting any additional financing that may be required, management may approach FBR.  However, there can be no assurance that such financing could be arranged on terms satisfactory to us or FBR, or at all. On February 9, 2004, the Company entered into a secured convertible note payable agreement for $250,000 with the principal owner of Lighthouse.

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

Revenues from the delinquent debt and insurance collection practices are based on a percentage of total collections per each contract. Such revenues are recognized upon receipt of cash from the third-party payers.

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

ii.    Sale of Portfolio Receivables and Securitized Residual Interest

On November 21, 2001, the Company sold its portfolio receivables as well as its residual interest in the Company’s 1998 securitization.  The terms of the sale included a contingency payment of up to a maximum of $350,000. The contingent payment is dependent upon the success of the buyer in collecting the portfolio and securitized receivables; therefore, we are unable to predict the timing of all or any of this payment.  The Company will recognize revenue when, or if any cash payments are received.  As of February 13, 2004, no contingency payments have been received.

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

i.              Restricted Cash

As a condition of our lease agreement dated May 21, 2003 with SCP Park Meadows, LLC (SCP), we set aside $1,050,000 in a restricted account to collateralize the letters of credit used as rent deposits to the subsequent lease of the property (see Note 6).

j.              Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired and prior to our adoption of SFAS No. 142 was amortized over 20 years.  The carrying value of goodwill is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment.  The Company annually re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value of goodwill.  In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.”  SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  Upon adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life but is instead subject to periodic testing for impairment.  The Company adopted this Statement and completed its initial impairment test for goodwill as of October 1, 2002.  As a result of this assessment, the Company determined that one of its segments, HELP, was impaired and recorded an impairment charge of $1,576,328 in the quarter ended December 31, 2002.  The impairment has been reported as a cumulative effect of a change in accounting principle.

k.        Loss Per Share

The Company reports basic and diluted earnings (loss) per share (EPS) in accordance with SFAS No. 128. Basic EPS is computed by dividing losses available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed by adding to the weighted average number of shares the dilutive effect of common stock equivalents, if any.

For the three months ended December 31, 2003 and 2002, the computations of basic and diluted EPS were as follows:

	Three Months Ended December 31,
	2003	2002
Loss from continuing operations before cumulative effect of change in accounting principle	$(387,803)	$(1,117,320)
Income from discontinued operations, net of taxes	—	82,333
Cumulative effect of change in accounting principle	—	(1,576,328)
Net loss	$(387,803)	$(2,611,315)

Earnings (loss) per share (basic and diluted):
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.02)	$(0.05)
Income from discontinued operations, net of taxes	—	—
Cumulative effect of change in accounting principle	—	(0.07)
Net loss	$(0.02)	$(0.12)

Weighted average shares used in all calculations (basic and diluted)	21,526,909	21,526,909

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

m.    Reclassification

Certain amounts in the accompanying fiscal 2003 financial statements have been reclassified to conform to the fiscal 2004 presentation.

n.     Recent Accounting Pronouncements

The FASB has issued Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” – an interpretation of Accounting Research Bulletin (“ARB”) No. 51.  This Interpretation defines a variable interest entity and provides that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise.  Furthermore, the FASB indicates that the voting interest approach of ARB No. 51 is not effective in identifying controlling financial interests in entities that are not controllable through voting interest or in which the equity investors do not bear the residual economic risk.  This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  As a result of the issuance of FASB Staff Position FIN 46-6 “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” FIN 46 applies at the end of the interim or annual period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  Management adopted this Interpretation effective the end of the three months ended December 31, 2003, which did not have a material effect upon the Company’s consolidated financial statements.

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

4.             Property and Equipment

Property and equipment consists of the following at December 31, 2003:

Land	$866,575
Building	1,540,577
Equipment and furnishings	2,473,168

4,880,320
Less—Accumulated depreciation	(2,162,005)

$2,718,315

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

In conjunction with the acquisition of OCPS, on August 14, 2000 the Company issued $3,675,000 of secured convertible promissory notes to shareholders and officers of OCPS, one of whom is still an employee of the Company. These notes have been paid and/or amended since that time.  The remaining notes bear interest of 10.75% per annum payable on September 1, 2005, the maturity date of the notes.  The balance of these notes at December 31, 2003 was $1,878,990.

On September 28, 2001, the Company entered into a revolving line of credit agreement with two officers of the Company.  The agreement permits borrowings up to $350,000 at the bank reference (6.75% at December 31, 2003) rate plus one percent.  The line of credit is unsecured and expires in June 2004.  At December 31, 2003 we owed $150,000 on this line of credit.

As of December 31, 2003, the Company had total borrowings from FBR of $2,722,325 under a secured convertible note payable agreement(s). The significant attributes of this note include the following:

•                  The maturity date is September 1, 2005.

•                  Interest rates on the note is the prime rate charged by the Company’s lender (6.75% at December 31, 2003) plus 4% per annum payable on the maturity date.

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

The note is secured by substantially all of the Company’s assets, including the shares in the Company’s subsidiary, Orange County Professional Services, Inc., pursuant to a security agreement.

6.             Notes Payable and Lines of Credit

On February 11, 2003, the Company entered into a secured line of credit, which provides borrowing up to $2,500,000 at the bank’s reference rate of prime (6.75 percent at December 31, 2003) plus 1.5 percent. The line automatically renews upon the one-year anniversary of the execution, and shall continue to renew each subsequent year, unless earlier termination by either parties. The maximum amount we can borrow is contingent on and collateralized by qualified invoices, which will fluctuate from time to time depending on our business volume.  As of December 31, 2003 we have borrowed the maximum amount available under this line.  The outstanding balance on this line of credit at December 31, 2003 was $395,321.

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

• the Company has an option to repurchase the property between the third and fifth years of the Lease term at a purchase price equal to the amount determined by dividing the annual base rent that otherwise would have been payable for the 12 months following the closing of the repurchase of the property by 8.5%;  and;

• the Company has an option to terminate the Lease between the third and fifth years of the Lease upon payment of a termination fee equal to 50% of the amount equal to the net present value of the aggregate base rent payments remaining through the Lease, using a discount rate of 8.5%.

On February 9, 2004 the Company entered into a secured convertible note payable agreement for $250,000 with the principal owner of Lighthouse.  The note bears an interest rate of the prime rate charged by the Company’s primary lender (6.75% at December 31, 2003) plus four percent (4%). The principal and all accrued interest are due on November 1, 2005, the maturity date of the note. All or any portion of the unpaid principal balance and any accrued but unpaid interest outstanding under this Note may be converted (the “Optional Conversion”) at any time at the option of the Holder into fully paid and nonassessable shares of capital common stock of the Company (the “Stock”).  The number of shares of Stock into which this Note is to be converted shall be determined by dividing said unpaid principal balance and all accrued but unpaid interest by the Conversion Price.  The Conversion Price shall be calculated at the time of the Optional Conversion based on a company valuation of 90% of 12 times the average prior 12 months monthly revenue prior to the Optional Conversion, the result will then be divided by the number of then outstanding shares on a fully converted basis.

7.             Income Taxes

Income tax expense for the periods presented is based on the estimated effective tax rate to be incurred for the year. Because certain items of income and expense are not recognized in the same year in the financial statements of the Company as in its Federal and California tax returns, deferred assets and liabilities are created. Due to the uncertainty of the Company’s ability to realize its deferred tax assets, a valuation allowance for the full amount of net deferred tax assets has been recorded at December 31, 2003.

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

Below is a summary of the operating information by segment for the three months ended December 31, 2003 and 2002, respectively.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. Certain assumptions are made concerning the allocations of costs between segments that may influence relative results, most notably, allocations of various types of technology, legal, recruiting and training costs. Management believes that the allocations utilized below are reasonable and consistent with the way it manages the business.

The following table summarizes the results of our reportable segments for the quarters ended December 31, 2003 and 2002:

For the quarter ended December31, 2003:

	Recovery		Physician Services		Reimbursement Solutions		Total
Revenue	$1,105,686	100%	$343,373	100%	$454,250	100%	$1,903,308	100%
Direct Labor	356,425	32%	260,411	76%	219,883	49%	836,718	44%
Indirect Labor	145,085	13%	86,496	25%	72,624	16%	304,205	16%
Other Expenses	96,229	9%	66,808	19%	14,912	3%	177,949	9%
Total Expenses	597,738	54%	413,715	120%	307,419	68%	1,318,872	69%

Operating income (loss)	$507,948	46%	$(70,342)	(20)%	$146,830	32%	584,436	31%

Selling, general & administrative expenses							(661,395)	(34)%
Depreciation & amortization							(96,507)	(5)%

Loss from Operations							$(173,466)	(9)%

For the quarter ended December 31, 2002:

	Recovery		Physician Services		Reimbursement Solutions		Total
Revenue	$1,012,350	100%	$544,893	100%	$665,347	100%	$2,222,590	100%
Direct Labor	403,222	40%	429,017	79%	357,862	54%	1,190,101	54%
Indirect Labor	183,770	18%	128,336	23%	81,955	12%	394,061	18%
Other Expenses	181,445	18%	164,305	30%	39,302	6%	385,052	17%
Total Expenses	768,437	76%	721,658	132%	479,119	72%	1,969,214	89%

Operating income (loss)	$243,913	24%	$(176,765)	(32)%	$186,228	28%	253,376	11%

Selling, general & administrative expenses							(1,082,252)	(39)%
Depreciation & amortization							(112,702)	(4)%

Loss from Operations							$(941,578)	(31)%

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

c.               Employment Agreements

The Company has an employment agreement with its Senior Vice President - Sales which expires on September 1, 2005.

d.              Guarantees

The Company indemnifies all directors and officers of the Company and any person who may have been identified by the Board of Directors.  The Company is obligated, among other things, to indemnify the directors and officers of the Company against liabilities arising from their actions in their capacity as directors and officers.  The obligation has no maximum and extends into perpetuity.  The Company carries Directors and Officers (D&O) insurance of $1,000,000 for the benefit of such persons.  Management expects such insurance would cover any costs that might be incurred under the indemnification agreements.

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

f.                 Other

As discussed in our annual report on Form 10-KSB for the year ended September 30, 2003, the practice of transferring funds collected on behalf of certain California-based delinquent debt clients to operating accounts or delay in remitting funds might be deemed a breach of the Company’s obligations. In July 2003, the Company reported that it has discontinued this practice and has taken steps to reduce the collections payable balance. The Company believes that a potential consequence of any such potential breach is that certain of our California-based delinquent debt collection clients may feel damaged and may request compensation. To the extent the Company is unable to reach an agreement with entities that request compensation, such entities may initiate legal efforts to pursue claims against the Company. In connection with the process to reduce the collections payable balance owed to certain of the Company’s California-based delinquent debt collection clients, the Company will contact those clients and offer to pay interest to those of which assert a claim as a result of the Company’s past practice.

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

This division specialized in providing temporary staffing to hospital organizations and physician service organizations.  Temporary staffing provided to its clients included administrative, financial, as well as clinical and operational personnel.

The following table summarizes the results of operations for the Temporary Staffing Division for the three months ended December 31, 2002:

	December 31, 2002
Revenue	$537,843	100%
Direct Labor	399,614	74%
Indirect Labor	33,769	6%
Other Expenses	22,127	5%
Total Expenses	455,510	85%

Operating income (loss)	$82,333	15%

In connection with the disposition, the Company wrote off the remaining goodwill attributable to this segment of $554,559, derecognized the $1.9 million amount payable to Mr. Mohrmann, and recognized a gain of $1,253,767.  The results of operations attributable to the Staffing Business have been shown as discontinued operations for the quarter ended December 31, 2002 in the accompanying condensed consolidated statement of operations.

11.    Subsequent Events

a.               New Financing

In November 2003, the Company entered into a “Business Financing Agreement” with Bridge bank whereby the Company borrowed $135,000.  The amount borrowed increased to $225,000 in January 2004.  The proceeds of the note were used for working capital.  The agreement, which bears interest at prime (6.75% at December 31, 2003) plus 4%, requires the Company to make 12 monthly principal and interest payments of $19,694 through February 2005.  The obligation is guaranteed by FBR.  The cost to the Company for this guarantee is $18,800, due at the end of the term of the note.

b.            As discussed in Notes 2 and 6, on February 9, 2004 the Company entered into a secured convertible note payable agreement for $250,000.

Item 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report.  Certain statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as elsewhere in this Quarterly Report on Form 10-QSB, are forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, without limitation, statements using words such as “may,” “potential,” “expects,” “believes,” “estimates,” “plans,” “intends,” “anticipates,” and similar expressions.  These forward-looking statements are subject to risks and uncertainties that could cause actual results to vary materially from those expressed, implied or projected by such statements.  Certain factors that might cause a difference as well as other risks are detailed in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003.  These forward-looking statements speak only as of the date hereof.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based.

Results of Operations:

Recovery Operations

Net Fees generated from collection activities on receivables that the Company manages on behalf of fee-for-service clients showed a slight increase of $93,336 for the quarter ended December 31, 2003 as compared to the quarter ended December 31, 2002.

Direct Labor as a percentage of revenue decreased 8% between the same two quarters, respectively due to the application of initiatives designed to reduce direct operating costs and improve employee productivity. Indirect Labor as a percentage of revenue also decreased 5% between the same respective periods for the same reasons. Other operating expenses as a percentage of revenue decreased 9% between the quarters ended December 31, 2003 and December 31, 2002, respectively. The decrease is primarily related to set up costs for and increases in postage and customer data expenses incurred as part of installation costs for certain placements of accounts that were received in the first quarter of fiscal year 2003. The same amounts of placements were not received in the first quarter of fiscal year 2004. Total labor costs decreased by approximately $85,500 and non labor operating costs decreased by approximately $85,000 between the two comparable quarters. These changes resulted in an increase in operating income in this segment of approximately $264,000.

Physician Services

Revenue received for services to physician service organizations decreased to $343,373 for the quarter ended December 31, 2003,  as compared to $544,893 for the same period in 2002, due primarily to the reduction in client base in this segment. There were new contracts signed to replace the void, but the cumulative volume of the new contracts were less than the volume lost from the previous clients. Accordingly, significant cost reductions were made resulting in a decrease in direct and indirect labor costs of $168,606 and $41,840, respectively between the two comparable quarters. Additionally, non-labor operating expenses decreased by $97,497 for the same reasons. Management expects to complete further cost reductions in this segment until new clients are obtained.

Reimbursement Solutions

Revenue decreased by $211,097 for the quarter ended December 31, 2003 as compared to the quarter ended December 31, 2002. The reduction was primarily due to completion of certain large non-recurring insurance follow-up projects in fiscal year 2003. In addition we also experienced reductions in recurring outsourced work from existing clients as they attempt to control their own internal revenue sources by increasing the age of outsourced accounts. Direct and indirect labor decreased $137,979 and $9,331, respectively, between the comparable quarters as a result of cost reduction initiatives predicated by the decrease in business volume in this segment.  Additionally, other operating expenses decreased by $24,390 for the quarter ended December 31, 2003 as compared to the same quarter ended December 31, 2002 for the reasons discussed above.

Temporary Staffing

This business segment was discontinued in August 2003.

Selling, General, and Administrative Expenses

Total payroll costs and non-payroll costs decreased by $233,716 and $144,441, respectively, contributing to an accumulated decrease in selling, general, and administrative expenses of $420,856 for the quarter ended December 31, 2003 as compared to December 31, 2002.  The decrease was a result of continued implementation of cost reduction initiatives designed to improve the financial performance of the Company.

Depreciation expense decreased 1% as a percentage of revenue over the same period last year as more of the Company’s depreciable assets became fully depreciated. There were no significant additions to depreciable assets in the periods presented.

Amortization expense ceased completely due to the adoption of SFAS No. 142.

Interest expense increased to $235,971 for the quarter ended December 31, 2003 from $190,464 for the quarter ended December 31, 2002. The increase relates to the overall increase in company borrowings.

Net income from rental operations increased by $6,912, from $14,722 for the quarter ended December 31, 2002 to $21,634 for the quarter ended December 31, 2003. The increase is a direct result of reductions in utility expenses.

Liquidity and Capital Resources

Historically, we have financed our operations through cash flows generated by operations and borrowings from credit facilities that are in place as well as received funding from certain related party sources. Capital expenditures and investments in new technology have been primarily financed through non-cancelable capital leases, which expire at various times through fiscal year 2006. As of December 31, 2003, our net working capital deficit totaled $1,994,064. Management believes that the recent losses are attributable to the various acquisitions in 2000, the integration of those operations and the implementation of technology and processes to pursue our strategic objectives.  Additionally, the Company lost more clients than it gained. The Company continues to obtain larger, higher margin contracts, while discontinuing contracts with low margins.  Management, however, believes that the operating plan for subsequent fiscal years may experience significant challenges in light of ongoing changes in the industry and geographic market we serve which may require the Company to seek alternative sources for cash to support its growth and ongoing operations. Accordingly, the Company continues to pursue potential financing transactions and operational changes designed to meet the Company’s liquidity requirements, which now include the following:

•                  Since fiscal year 2002, the Company has initiated and completed various cost reduction initiatives. Such initiatives are expected to reduce annual operating costs by approximately $2.3 million in fiscal year ending 2004. In March 2003, the Company also initiated the pilot program for a design to perform certain analytical and segmentation processes on selected accounts in an offshore location in order to explore the possibility of further reducing the direct costs of its collection process significantly. On February 9, 2004, the Company formalized its offshore process initiative when it entered into an outsourcing agreement with Lighthouse Partners, Inc. (Lighthouse), a business process outsourcing company located in Manila, Philippines. Under the agreement, Lighthouse shall perform selected processes for the Company in Lighthouse’s facilities. The process is expected to reduce the overall operating cost of the Company’s collection operations. The collective and significant decreases in operating costs this quarter from same period last year are indicative of the results of these initiatives.

•                  Management is actively seeking additional funding from traditional providers of corporate financing and strategic alliance partners in case it needs additional funding for fiscal year 2004. The Company’s largest shareholder, FBR, has provided funding to the Company in the past.  As a component of the process of requesting any additional financing that may be required, management may approach FBR.  However, there can be no assurance that such financing could be arranged on terms satisfactory to us or FBR, or at all. On February 9, 2004, the Company entered into a secured convertible note payable agreement for $250,000 with the principal owner of Lighthouse.

Based on the financing activities and reductions in operating costs described above, management believes that the Company will have the sufficient working capital it needs to pursue its ongoing growth and strategic goals for the fiscal year ending 2004.

Critical Accounting Policies

Revenue Recognition

The Company provides collection, auditing, billing and staffing services for entities primarily in the healthcare industry for a fee.  Revenue recognition varies between the business segments based upon the services provided.

Revenues from the delinquent debt and insurance collection practices are based on a percentage of total collections per each contract. Such revenues are recognized upon receipt of cash from the third-party payers.

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

REVCARE, INC.

Date:	February 13, 2004	By:	/s/ Manuel Occiano
Manuel Occiano
Chief Executive Officer

		By:	/s/ Kenneth Leighton
Kenneth Leighton
Acting Chief Financial Officer