Form 10QSB
period 2004-03-31
REVCARE INC
filed 2004-05-14
CIK 811510

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 14, 2004 the issuer had 21,526,909 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes ☐  No ☒

REVCARE, INC.

FORM 10-QSB

REVCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

MARCH 31, 2004

(UNAUDITED)

ASSETS
Current assets:
Cash	$122,818
Restricted cash	1,497,746
Accounts receivable, net of allowance for doubtful accounts of $144,312	1,124,339
Prepaid expenses and other	436,280
Employee advances	90,000
Note receivable from customer, net of reserve of $127,500	—

Total current assets	3,271,183

Goodwill	7,490,793
Property and equipment, net	2,628,819
Note receivable from officer	100,000

Total assets	$13,490,795
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Bank overdraft	$122,045
Accounts payable	1,482,783
Collections payable to customers	1,889,857
Accrued liabilities	858,167
Lines of credit	209,790
Notes payable	471,265
Current portion of capital lease obligations	57,737
Current portion of notes payable to related parties	125,000
Current portion of financing obligation	377,378

Total current liabilities	5,594,022

Capital lease obligations, less current portion	20,749
Notes payable to related parties, less current portion	4,701,315
Financing obligation, less current portion	5,138,442

Total liabilities	15,454,528

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY (DEFICIT):
Series A convertible, redeemable preferred stock, $0.001 par value, stated at $2.00 liquidation preference per share, 5,000,000 shares authorized; 345,000 shares issued and outstanding	690,000
Common stock, $0.001 par value; 55,000,000 shares authorized; 21,526,909 shares issued and outstanding	21,520
Paid-in capital	10,658,282
Accumulated deficit	(13,283,535)
(1,913,733)
Less common stock in treasury at cost, 33,000 shares	(50,000)

Total shareholders’ equity (deficit)	(1,963,733)

$13,490,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003

(UNAUDITED)

	2004	2003
REVENUES	$3,687,657	$4,707,965

OPERATING EXPENSES:
Salaries, wages and related benefits	2,197,161	3,090,805
Other operating expenses	399,993	699,441
Selling, general and administrative	1,428,290	2,154,151
Depreciation and amortization	188,903	221,810
	4,214,347	6,166,207
OPERATING LOSS	(526,690)	(1,458,242)
OTHER INCOME (EXPENSE):
Interest expense, net	(466,127)	(389,510)
Rental operations, net	40,191	23,570
	(425,936)	(365,940)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(952,626)	(1,824,182)

INCOME TAX PROVISION	—	—

LOSS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(952,626)	(1,824,182)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	200,290

CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGING METHOD OF ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLES WITH INDEFINITE LIVES (NOTE 3 (j))	—	(1,576,328)
NET LOSS	$(952,626)	$(3,200,220)

BASIC AND DILUTED LOSS PER SHARE:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.04)	$(0.08)
Income from discontinued operations	—	—
Cumulative effect on prior years of changing method of accounting for goodwill and other intangibles with indefinite lives	—	(0.07)
Net loss	$(0.04)	$(0.15)

Weighted average shares used in all calculations (basic and diluted)	21,526,909	21,526,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(UNAUDITED)

	2004	2003
REVENUES	$1,784,348	$2,485,375

OPERATING EXPENSES:
Salaries, wages and related benefits	1,056,238	1,506,643
Other operating expenses	222,044	314,389
Selling, general and administrative	766,893	1,071,899
Depreciation and amortization	92,396	109,108
	2,137,571	3,002,039
OPERATING LOSS	(353,223)	(516,664)
OTHER INCOME (EXPENSE):
Interest expense, net	(230,156)	(199,046)
Rental operations, net	18,556	8,848
	(211,600)	(190,198)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(564,823)	(706,862)

INCOME TAX PROVISION	—	—

LOSS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(564,823)	(706,862)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	117,957

CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGING METHOD OF ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLES WITH INDEFINITE LIVES (NOTE 3 (j))	—	—
NET LOSS	$(564,823)	$(588,905)

BASIC AND DILUTED LOSS PER SHARE:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.03)	$(0.03)
Income from discontinued operations	—	—
Cumulative effect on prior years of changing method of accounting for goodwill and other intangibles with indefinite lives	—	—
Net loss	$(0.03)	$(0.03)

Weighted average shares used in all calculations (basic and diluted)	21,526,909	21,526,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003

(UNAUDITED)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(952,626)	$(1,824,182)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operations:
Depreciation and amortization	188,903	221,810
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	543,863	(15,681)
Increase in prepaid expenses and other	(47,604)	(73,140)
Increase in accounts payable	420,145	223,004
Increase in collections payable to customers	61,904	518,111
Net change in restricted cash	5,891	533
Decrease in accrued liabilities	(103,419)	140,157

Net cash provided by (used in) continuing operations	117,057	(809,388)
Income from discontinued operations	—	200,290

Net cash provided by (used in) operating activities	117,057	(609,098)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,900)	(1,132)

Net cash used in investing activities	(2,900)	(1,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in lines of credit	(355,953)	271,834
Proceeds from note payable from bank	300,000	—
Principal payments on financing obligation	(181,677)	—
Increase in notes payable	250,015	—
Increase in related party notes payable	150,000	—
Principal payments on notes payable	(78,750)	(127,202)
Principal payments on related party notes payable	(150,000)	—
Principal payments on mortgage note payable	—	(33,915)
Principal payments on capital lease obligations	(47,835)	(46,707)
Decrease in bank overdraft	(2,876)	(77,972)

Net cash (used in) provided by financing activities	(117,076)	(13,962)

NET DECREASE IN CASH	(2,919)	(624,192)

CASH, at beginning of period	125,737	882,712

CASH, at end of period	$122,818	$258,520

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest paid	$234,182	$184,643
Interest payable converted to debt	$—	$290,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

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

The information furnished reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of consolidated financial position and consolidated results of operations for the interim periods. The operating results are not necessarily indicative of results to be expected for the year ending September 30, 2004.

2.             Organization and Basis of Presentation

RevCare, Inc. (formerly known as Cypress Financial Services, Inc.), provides accounts receivable management, administration, and debt collection services primarily to health care providers and consumer credit issuers.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business.  The Company generated net losses of $3,572,112 and $952,626 in fiscal year 2003 and for the six months ended March 31, 2004, respectively.  In addition, the Company had total shareholders’ deficit of $1,963,733 and a working capital deficit of $2,322,839 at March 31, 2004.  The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  The Company continues to initiate operational changes and seek financing transactions designed to meet the Company’s liquidity requirements, which include the following:

•      Since the fiscal year 2002, the Company has initiated and completed various cost reduction initiatives. Such initiatives were expected to reduce annual operating costs by approximately $2.3 million in fiscal year 2004.  For the six months ended March 31, 2004 operating costs were $1,951,860 lower or 32% less than the same period in 2003.  On February 9, 2004, the Company formalized its offshore process initiative when it entered into an outsourcing agreement with Lighthouse Partners, Inc. (Lighthouse), a business process outsourcing company located in Manila, Philippines. Under the agreement, Lighthouse shall perform selected processes for the Company in Lighthouse’s facilities. The process is expected to further reduce the overall operating cost of the Company’s collection operations.

•      Management is actively seeking additional funding from traditional providers of corporate financing and strategic alliance partners in case it needs additional funding for fiscal year 2004. The Company’s largest shareholder, FBR, has provided funding to the Company in the past.  As a component of the process of requesting any additional financing that may be required, management may approach FBR.  However, there can be no assurance that such financing could be arranged on terms satisfactory to us or FBR, or at all. On February 9, 2004, the Company entered into a secured convertible note payable agreement for $250,000 with the principal owner of Lighthouse.  On February 19, 2004 and March 16, 2004, the Company entered into secured convertible note payable agreements with FBR for $100,000 and $50,000, respectively.  Finally, on March 17, 2004 (modified April 2, 2004), the Company entered into a Business Financing Modification Agreement with Bridge Bank under which it had the right to draw $400,000, which was fully drawn on April 13, 2004.

Based on the financing activities and reductions in operating costs described above, management believes that the Company will have the sufficient working capital it needs to pursue its on going growth and strategic goals for fiscal year 2004.

3.             Summary of Significant Accounting Policies

a.     Principles of Consolidation

The condensed consolidated financial statements include the accounts of RevCare, Inc. and its wholly owned subsidiaries. All significant inter-company accounts have been eliminated.

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

c.     Revenue Recognition

i.      Service Fees

The Company provides collection, auditing, billing and services for entities primarily in the healthcare industry for a fee.  Revenue recognition varies between the business segments based upon the services provided.

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

ii.     Sale of Portfolio Receivables and Securitized Residual Interest

On November 21, 2001, the Company sold its portfolio receivables as well as its residual interest in the Company’s 1998 securitization.  The terms of the sale included a contingency payment of up to a maximum of $350,000. The contingent payment is dependent upon the success of the buyer in collecting the portfolio and securitized receivables; therefore, we are unable to predict the timing of all or any of this payment.  The Company is currently in discussions with the purchaser for settlement of payment amounts relating to the portfolio.  However, there is currently no ability to estimate, how much, if any, cash will be received.  The Company will recognize revenue when, or if any cash payments are received.  As of May 13, 2004, no contingency payments have been received.

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

i.      Restricted Cash

Restricted cash is primarily comprised of cash in clients’ trust accounts and lease deposits. As a condition of our lease agreement dated May 21, 2003, we set aside $1,050,000 in a restricted account to collateralize the letters of credit used as rent deposits to the subsequent lease of the property (see Note 6).

j.      Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired and prior to our adoption of SFAS No. 142 was amortized over 20 years.  The carrying value of goodwill is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment.  The Company annually re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value of goodwill.  In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.”  SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  Upon adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life but is instead subject to periodic testing for impairment.  The Company adopted this Statement and completed its initial impairment test for goodwill as of October 1, 2002, recording an impairment charge related to its HELP segment of of $1,576,328 in the quarter ended December 31, 2002.  The impairment has been reported as a cumulative effect of a change in accounting principle.

k.     Loss Per Share

The Company reports basic and diluted earnings (loss) per share (EPS) in accordance with SFAS No. 128. Basic EPS is computed by dividing losses available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed by adding to the weighted average number of shares the dilutive effect of common stock equivalents, if any.

For the six months ended March 31, 2004 and 2003, the computations of basic and diluted EPS were as follows:

	Six Months Ended March 31,
	2004	2003
Loss from continuing operations before cumulative effect of change in accounting principle	$(952,626)	$(1,824,182)
Income from discontinued operations, net of taxes	—	200,290
Cumulative effect of change in accounting principle	—	(1,576,328)
Net loss	$(952,626)	$(3,200,220)
Earnings (loss) per share (basic and diluted):
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.04)	$(0.08)
Income from discontinued operations, net of taxes	—	—
Cumulative effect of change in accounting principle	—	(0.07)
Net loss	$(0.04)	$(0.15)

Weighted average shares used in all calculations (basic and diluted)	21,526,909	21,526,909

For the three months ended March 31, 2004 and 2003, the computations of basic and diluted EPS were as follows:

	Three Months Ended March 31,
	2004	2003
Loss from continuing operations before cumulative effect of change in accounting principle	$(564,823)	$(706,862)
Income from discontinued operations, net of taxes	—	117,957
Cumulative effect of change in accounting principle	—	—
Net loss	$(564,823)	$(588,905)
Earnings (loss) per share (basic and diluted):
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.03)	$(0.03)
Income from discontinued operations, net of taxes	—	—
Cumulative effect of change in accounting principle	—	—
Net loss	$(0.03)	$(0.03)

Weighted average shares used in all calculations (basic and diluted)	21,526,909	21,526,909

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

m.    Reclassification

Certain amounts in the accompanying fiscal 2003 condensed consolidated financial statements have been reclassified to conform to the fiscal 2004 presentation.

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

4.             Property and Equipment

Property and equipment consists of the following at March 31, 2004:

Land	$866,575
Building	1,540,577
Equipment and furnishings	2,476,068

4,883,220
Less—Accumulated depreciation	(2,254,401)

$2,628,819

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

In conjunction with the acquisition of OCPS, on August 14, 2000 the Company issued $3,675,000 of secured convertible promissory notes to shareholders and officers of OCPS, one of whom is still an employee of the Company. These notes have been paid and/or amended since that time.  The remaining notes bear interest at the Prime rate of interest charged by the Company’s lender per annum (4.0% at March 31, 2004) plus 4% payable on September 1, 2005, the maturity date of the notes.  The principal balance of these notes at March 31, 2004 was $1,878,990.

On September 28, 2001, the Company entered into a revolving line of credit agreement with two officers of the Company.  The agreement permits borrowings up to $350,000 at the bank reference (4.0% at March 31, 2004) rate plus one percent.  The line of credit is unsecured and expires in June 2004.  At March 31, 2004 the Company owed $75,000 on this line of credit.

As of March 31, 2004, the total principal balance of the Company’s borrowings from FBR was $2,872,325 (including $150,000 in new borrowings described in the next paragraph) under secured convertible notes payable agreements. The significant attributes of these notes include the following:

•      The maturity date is September 1, 2005.

•      Interest rates on the notes is the prime rate charged by the Company’s lender (4.0% at March 31, 2004) plus 4% per annum payable on the maturity date.

•      All or any portion of the unpaid principal balance and any accrued but unpaid interest outstanding under these Notes may be converted into fully paid and nonassessable shares of capital stock of the Company (the “Stock”) concurrently upon or at any time following a Financing (as defined below) at the option of Holder.  The Stock shall have all of the rights, preferences and privileges of the capital stock issued in the Financing.  The number of shares of Stock into which these Notes are to be converted shall be determined by dividing said unpaid principal balance and all accrued but unpaid interest by the Conversion Price.  The “Conversion Price” shall be determined at such time as the Company closes an equity financing of Stock or debt convertible into Stock with gross proceeds to the Company of least $500,000 (the “Financing”).  The Conversion Price shall be the price per share at which the Stock is sold in the Financing or the price at which the debt converts into Stock.

On February 19 and March 16, 2004 the Company entered into secured convertible notes payable agreements for $100,000 and $50,000, respectively, with FBR.  The notes bear interest at the prime rate, defined as the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks as recorded in the Wall Street Journal, (4.0% at March 31, 2004) plus four percent (4%), compounded quarterly.  The principal and all accrued interest are due on November 1, 2005, the maturity date of the notes. All or any portion of the unpaid principal balance and any accrued but unpaid interest outstanding under this Note may be converted (the “Optional Conversion”) at any time at the option of the Holder into fully paid and nonassessable shares of capital common stock of the Company (the “Stock”).  The number of shares of Stock into which this Note is to be converted shall be determined by dividing said unpaid principal balance and all accrued but unpaid interest by the Conversion Price.  The Conversion Price shall be calculated at the time of the Optional Conversion based on a company valuation of 90% of 12 times the average prior 12 months monthly revenue prior to the Optional Conversion, the result will then be divided by the number of then outstanding shares on a fully converted basis.

The notes are secured by substantially all of the Company’s assets, including the shares in the Company’s subsidiary, Orange County Professional Services, Inc., pursuant to a security agreement.

6.             Notes Payable and Lines of Credit

On February 11, 2003, the Company entered into a secured line of credit, which provides borrowing up to $2,500,000 at the bank’s reference rate of prime (the minimum amount this can be according to the terms of the agreement is 4.25% at March 31, 2004) plus 2.5 percent. The line automatically renews upon the one-year anniversary of the execution, and shall continue to renew each subsequent year, unless earlier termination by either parties. The maximum amount we can borrow is contingent on and collateralized by qualified invoices, which will fluctuate from time to time depending on our business volume.  The outstanding balance on this line of credit at March 31, 2004 was $209,790 which was the maximum amount available to the Company under this line at that time.

In November 2003, the Company entered into a “Business Financing Modification Agreement” with Bridge bank whereby the Company borrowed $135,000.  The amount borrowed increased to $225,000 in January 2004 and the capacity to borrow was increased to $625,000 in February 2004.  The proceeds of the note were used for working capital.  The agreement, which bears interest at prime as published in the Wall Street Journal Western edition  (4.0% at March 31, 2004) plus 4.3%, requires the Company to make 12 monthly principal and interest payments of $19,694 through February 2005.  Under the Agreement, $625,000 is guaranteed by FBR.  The cost to the Company for this guarantee is 8% of the total $625,000 or $50,000 due within 30 days of the end of the term of the note.  The draws under these agreements amortize over twelve months.  The principal balance outstanding under these modification agreements was $494,167 at May 13, 2004.

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

• security deposits in the form of two irrevocable letters of credits totaling $1,050,000, $400,000 of which is subject to release if we satisfy specified conditions no sooner than 12 months from the date of the transaction, May 21, 2004, the “Initial Release Date”.  The Company does not anticipate meeting the specified conditions at the Initial Release Date;

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

On February 9, 2004 the Company entered into a secured convertible note payable agreement for $250,000 with the principal owner of Lighthouse.  The note bears interest at the prime rate, defined as the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks as recorded in the Wall Street Journal, (4.0% at March 31, 2004) plus four percent (4%), compounded quarterly.  The principal and all accrued interest are due on November 1, 2005, the maturity date of the note. All or any portion of the unpaid principal balance and any accrued but unpaid interest outstanding under this Note may be converted (the “Optional Conversion”) at any time at the option of the Holder into fully paid and nonassessable shares of capital common stock of the Company (the “Stock”).  The number of shares of Stock into which this Note is to be converted shall be determined by dividing said unpaid principal balance and all accrued but unpaid interest by the Conversion Price.  The Conversion Price shall be calculated at the time of the Optional Conversion based on a Company valuation of 90% of 12 times the average prior 12 months monthly revenue prior to the Optional Conversion, the result will then be divided by the number of then outstanding shares on a fully converted basis.

7.             Income Taxes

Income tax expense for the periods presented is based on the estimated effective tax rate to be incurred for the year. Because certain items of income and expense are not recognized in the same year in the consolidated financial statements of the Company as in its Federal and California tax returns, deferred assets and liabilities are created. Due to the uncertainty of the Company’s ability to realize its deferred tax assets, a valuation allowance for the full amount of net deferred tax assets has been recorded at March 31, 2004.

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

Below is a summary of the operating information by segment for the six and three months ended March 31, 2004 and 2003, respectively.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. Certain assumptions are made concerning the allocations of costs between segments that may influence relative results, most notably, allocations of various types of technology, legal, recruiting and training costs. Management believes that the allocations utilized below are reasonable and consistent with the way it manages the business.

The following table summarizes the results of our reportable segments for the six months ended March 31, 2004 and 2003:

For the six months ended March 31, 2004:

	Recovery		Physician Services		Reimbursement Solutions		Total
Revenue	$2,273,724	100%	$625,107	100%	$788,826	100%	$3,687,657	100%
Direct Labor	749,164	33%	467,321	75%	419,120	53%	1,635,605	44%
Indirect Labor	290,768	13%	135,819	22%	134,969	17%	561,556	15%
Other Expenses	222,758	10%	136,458	22%	40,777	5%	399,993	11%
Total Expenses	1,262,690	56%	739,598	119%	594,866	75%	2,597,154	70%

Operating income (loss)	$1,011,034	44%	$(114,491)	(19)%	$193,960	25%	1,090,503	30%

Selling, general & administrative expenses							(1,428,290)	(39)%
Depreciation & amortization							(188,903)	(5)%

Operating loss							$(526,690)	(14)%

For the six months ended March 31, 2003:

	Recovery		Physician Services		Reimbursement Solutions		Total
Revenue	$2,250,902	100%	$1,057,614	100%	$1,399,449	100%	$4,707,965	100%
Direct Labor	811,442	36%	810,315	77%	706,800	51%	2,328,557	50%
Indirect Labor	344,663	15%	245,196	23%	172,389	12%	762,248	16%
Other Expenses	341,468	15%	292,182	28%	65,791	5%	699,441	15%
Total Expenses	1,497,573	66%	1,347,693	128%	944,980	68%	3,790,246	81%

Operating income (loss)	$753,329	34%	$(290,079)	(28)%	$454,469	32%	917,719	19%

Selling, general & administrative expenses							(2,154,151)	(45)%
Depreciation & amortization							(221,810)	(5)%

Operating loss							$(1,458,242)	(31)%

The following table summarizes the results of our reportable segments for the quarters ended March 31, 2004 and 2003:

For the quarter ended March 31, 2004:

	Recovery		Physician Services		Reimbursement Solutions		Total
Revenue	$1,168,038	100%	$281,734	100%	$334,576	100%	$1,784,348	100%
Direct Labor	392,739	34%	206,910	73%	199,237	59%	798,886	45%
Indirect Labor	145,683	12%	49,324	18%	62,345	19%	257,352	14%
Other Expenses	126,530	11%	69,649	25%	25,865	8%	222,044	12%
Total Expenses	664,952	57%	325,883	116%	287,447	86%	1,278,282	71%

Operating income (loss)	$503,086	43%	$(44,149)	(16)%	$47,129	14%	506,066	29%

Selling, general & administrative expenses							(766,893)	(43)%
Depreciation & amortization							(92,396)	(5)%

Operating loss							$(353,223)	(20)%

For the quarter ended March 31, 2003:

	Recovery		Physician Services		Reimbursement Solutions		Total
Revenue	$1,238,552	100%	$512,721	100%	$734,102	100%	$2,485,375	100%
Direct Labor	408,220	33%	381,298	74%	348,938	47%	1,138,456	46%
Indirect Labor	160,893	13%	116,860	23%	90,434	12%	368,187	15%
Other Expenses	160,024	13%	127,877	25%	26,489	4%	314,389	12%
Total Expenses	729,137	59%	626,035	122%	465,861	63%	1,821,032	73%

Operating income (loss)	$509,415	41%	$(113,314)	(22)%	$268,241	37%	664,343	27%

Selling, general & administrative expenses							(1,071,899)	(43)%
Depreciation & amortization							(109,108)	(4)%

Operating loss							$(516,664)	(20)%

9.             Commitments and Contingencies

a.     Lessee - The Company leases certain office space and equipment under non-cancelable operating and capital leases that expire at various times through fiscal 2015

b.     Lessor - The Company sub-leases a portion of its building to unrelated entities under operating leases which expire at various times through fiscal 2005. The Company leases to several tenants on a month-to-month basis.

c.     Employment Agreements - The Company has an employment agreement with its Senior Vice President - Sales which expires on September 1, 2005.

d.     Guarantees - The Company indemnifies all directors and officers of the Company and any person who may have been identified by the Board of Directors.  The Company is obligated, among other things, to indemnify the directors and officers of the Company against liabilities arising from their actions in their capacity as directors and officers.  The obligation has no maximum and extends into perpetuity.  The Company carries Directors and Officers (D&O) insurance of $1,000,000 for the benefit of such persons.  Management expects such insurance would cover any costs that might be incurred under the indemnification agreements.

e.     Litigation - The Company is involved, from time to time, in litigation that is incidental to its collection business. The Company regularly initiates legal proceedings as a plaintiff in connection with its routine collection activities. In management’s opinion, none of these legal matters individually will have a material adverse effect on the Company’s financial position or the results of its operations.

f.      Other - We have provided copies of our reports on Form 8-K filed on July 10, 2003 and August 15, 2003, respectively, to the Division of Enforcement of the Securities and Exchange Commission. Since that time, the SEC has notified the Company that it has begun an informal investigation involving the Company. The Company is cooperating with the SEC in this process.  No provision has been included in the condensed consolidated financial statements for the impact of an unfavorable outcome, if any, should occur.

10.   Disposition of Business Segment

On August 29, 2003, we entered into an Exchange Agreement with Russell and Suzette Mohrmann and their affiliate, Hospital Employee Labor Pool, a California corporation, or HELP, pursuant to which we transferred substantially all of the assets related to our administrative and back office temporary staffing division (the “Staffing Business”). Pursuant to the terms of the Exchange Agreement, HELP has acquired substantially all of the assets of the Staffing Business.  This division specialized in providing temporary staffing to hospital organizations and physician service organizations. Temporary staffing provided to its clients included administrative, financial, as well as clinical and operational personnel.

In connection with the disposition, the Company wrote off the remaining goodwill attributable to this segment of $554,559, de-recognized the $1.9 million amount payable to Mr. Mohrmann, and recognized a gain of $1,253,767.  The results of operations attributable to the Staffing Business have been shown as discontinued operations for the six-month period and quarter ended March 31, 2003 in the accompanying condensed consolidated statements of operations.

The following table summarizes the results of operations for the Temporary Staffing Division for the three and six months ended March 31, 2003:

For the six months ended March 31, 2003:

Revenue	$1,143,972	100%
Direct Labor	838,807	73%
Indirect Labor	68,694	6%
Other Expenses	36,181	3%
Total Expenses	943,682	82%

Operating income (loss)	$200,290	18%

For the quarter ended March 31, 2003:

Revenue	$606,129	100%
Direct Labor	439,193	72%
Indirect Labor	34,925	6%
Other Expenses	14,054	2%
Total Expenses	488,172	80%

Operating income (loss)	$117,957	20%

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

Results of Operations:

Recovery Operations

Net Fees generated from collection activities on receivables that the Company manages on behalf of fee-for-service clients remained relatively consistent showing a slight increase of $22,822 and a decrease of $70,514 for the six-month period and quarter ended March 31, 2004 as compared to the six-month period and quarter ended March 31, 2003. Direct Labor as a percentage of revenue also remained relatively consistent between the same comparable periods, with the six-month period showing a slight decrease of 3% due to the application of initiatives designed to reduce direct operating costs and improve employee productivity. Indirect Labor and other operating expenses as a percentage of revenue also decreased slightly between the same respective periods for the same reasons. Total labor costs decreased by approximately $116,173 and $30,691 and non labor operating costs decreased by approximately $118,710 and $33,494 between the comparable six-month periods and quarters, respectively. The changes in Net Fees generated and related expenses resulted in an increase in operating income in this segment of approximately $257,705 during the comparable six-month periods and a slight decrease of $6,329 during the comparable quarters ended March 31, 2004 and 2003.

Physician Services

Revenue received for services to physician service organizations decreased to $625,107 and $281,734 for the six-month period and quarter ended March 31, 2004,  as compared to the same periods in 2003, due primarily to the reduction in client base in this segment. There were new contracts signed to replace the void, but the cumulative volume of the new contracts were less than the volume lost from the previous clients. Accordingly, significant cost reductions were made resulting in a decrease in direct and indirect labor costs of $452,371 and $241,924, respectively, between the two comparable six-month periods and quarters. Additionally, non-labor operating expenses decreased by $155,724 and $58,228, during the comparable periods for the same reasons. As a result of these changes, operating losses in this segment decreased to $114,491 and $44,149 as compared to $290,079 and $113,314 for the six-month periods and quarters ended March 31, 2004 and 2003. Management expects to continue further cost reductions in this segment until new clients are obtained.

Reimbursement Solutions

Revenue decreased by $610,623 and $399,526 for the six-month period and quarter ended March 31, 2004  as compared to the six-month period and quarter ended March 31, 2003. The reduction was primarily due to completion of certain large non-recurring insurance follow-up projects in fiscal year 2003. In addition, we also discontinued our services on certain recurring outsourced work from existing clients due to financial difficulties experienced by such clients. Direct and indirect labor decreased $325,100 and $177,790, respectively, between the comparable six-month periods and quarters as a result of cost reduction initiatives predicated by the decrease in business volume in this segment.  Additionally, other operating expenses decreased by $25,014 for the six-month period and remained relatively the same for the quarter ended March 31, 2004 as compared to the same six-month period and quarter ended March 31, 2003 for the reasons discussed above.

Temporary Staffing

This business segment was discontinued in August 2003.

Selling, General, and Administrative Expenses

Total payroll costs decreased by $514,008 and $231,697 during the six-month periods and quarters ended March 31, 2004 and 2003, respectively. Non-payroll costs decreased by $211,853 and $73,309, respectively, for the same comparable periods. The decrease was a result of continued implementation of cost reduction initiatives designed to improve the financial performance of the Company.

Depreciation expense decreased by $32,907 and $16,712 for the six-month periods and quarters ended March 31, 2004 and 2003, respectively, as more of the Company’s depreciable assets become fully depreciated. There were no significant additions to depreciable assets in the periods presented. Amortization expense ceased completely due to adoption of SFAS No. 142. Net interest expense increased by $76,617 and $31,110 for the six-month periods and quarters ended March 31, 2004 and 2003, respectively, due to increases in borrowings to fund continuing operations. Income from rental operations increased by $16,621 and $9,708 for the comparable periods due to increases in the number of sub-lease tenants.

Liquidity and Capital Resources

Historically, we have financed our operations through cash flows generated by operations and borrowings from credit facilities that are in place as well as received funding from certain related party sources. Capital expenditures and investments in new technology have been primarily financed through non-cancelable capital leases, which expire at various times through fiscal year 2006. As of March 31, 2004, our net working capital deficit totaled $2,322,839. Management believes that the recent losses are attributable to the various acquisitions in 2000, the integration of those operations and the implementation of technology and processes to pursue our strategic objectives.  Additionally, the Company lost more clients than it gained. The Company continues to obtain larger, higher margin contracts, while discontinuing contracts with low margins.  Management, however, believes that the operating plan for subsequent fiscal years may experience significant challenges in light of ongoing changes in the industry and geographic market we serve which may require the Company to seek alternative sources for cash to support its growth and ongoing operations. Accordingly, the Company continues to pursue potential financing transactions and operational changes designed to meet the Company’s liquidity requirements, which now include the following:

•      Since the fiscal year 2002, the Company has initiated and completed various cost reduction initiatives. Such initiatives were expected to reduce annual operating costs by approximately $2.3 million in fiscal year 2004.  For the six months ended March 31, 2004 operating costs were $1,951,860 lower than the same period in 2003.  On February 9, 2004, the Company formalized its offshore process initiative when it entered into an outsourcing agreement with Lighthouse Partners, Inc. (Lighthouse), a business process outsourcing company located in Manila, Philippines. Under the agreement, Lighthouse shall perform selected processes for the Company in Lighthouse’s facilities. The process is expected to further reduce the overall operating cost of the Company’s collection operations.

•      Management is actively seeking additional funding from traditional providers of corporate financing and strategic alliance partners in case it needs additional funding for fiscal year 2004. The Company’s largest shareholder, FBR, has provided funding to the Company in the past.  As a component of the process of requesting any additional financing that may be required, management may approach FBR.  However, there can be no assurance that such financing could be arranged on terms satisfactory to us or FBR, or at all.  On February 9, 2004, the Company entered into a secured convertible note payable agreement for $250,000 with the principal owner of Lighthouse.  On February 19, 2004 and March 16, 2004, the Company entered into secured convertible note payable agreements for $100,000 and $50,000,  respectively.  Finally, on March 17, 2004 (modified April 2, 2004),  the Company entered into a Business Financing Modification Agreement with Bridge Bank under which it had the right to draw $400,000, which was fully drawn on April 13, 2004.

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

Item 3     Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, of the effectiveness of the Company’s “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

REVCARE, INC.

Date:	May 14, 2004	By:	/s/ Manuel Occiano
Manuel Occiano
Chief Executive Officer and
Acting Chief Financial Officer