Form 10QSB
period 2004-06-30
REVCARE INC
filed 2004-08-16
CIK 811510

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 12, 2004 the issuer had 21,526,909 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes ☐  No ☒

REVCARE, INC.

FORM 10-QSB

REVCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2004

(UNAUDITED)

ASSETS
Current assets:
Cash	$195,572
Restricted cash	1,370,593
Accounts receivable, net of allowance for doubtful accounts of $132,699	1,162,037
Prepaid expenses and other	448,860
Employee advances	90,000
Note receivable from customer, net of reserve of $127,500	—

Total current assets	3,267,062
Goodwill	7,490,793
Property and equipment, net	2,533,814
Note receivable from officer	100,000

Total assets	$13,391,669

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank overdraft	$117,942
Accounts payable	1,461,227
Collections payable to customers	1,705,986
Accrued liabilities	904,651
Lines of credit	282,595
Notes payable	390,000
Current portion of capital lease obligations	34,500
Current portion of notes payable to related parties	211,347
Current portion of financing obligation	382,162

Total current liabilities	5,490,410

Capital lease obligations, less current portion	29,304
Notes payable to related parties, less current portion	4,798,046
Financing obligation, less current portion	5,039,487

Total liabilities	15,357,247

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY (DEFICIT):
Series A convertible, redeemable preferred stock, $0.001 par value, stated at $2 liquidation preference per share, 5,000,000 shares authorized; 345,000 shares issued and outstanding	690,000
Common stock, $0.001 par value; 55,000,000 shares authorized; 21,526,909 shares issued and outstanding	21,520
Paid-in capital	10,658,282
Accumulated deficit	(13,285,380)
(1,915,578)
Less common stock in treasury at cost, 33,000 shares	(50,000)

Total shareholders’ equity (deficit)	(1,965,578)

$13,391,669

The accompanying notes are an integral part of this condensed consolidated financial statement.

REVCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003

(UNAUDITED)

	2004	2003
REVENUES
Service fees	$5,721,858	$7,046,710
Sale of portfolio receivables	111,134	—
	5,832,992	7,046,710

OPERATING EXPENSES:
Salaries, wages and related benefits	3,171,147	4,480,102
Other operating expenses	606,257	1,039,927
Selling, general and administrative	2,170,181	3,197,003
Depreciation and amortization	278,105	328,721
	6,225,690	9,045,753

OPERATING LOSS	(392,698)	(1,999,043)
OTHER INCOME (EXPENSE):
Interest expense, net	(632,348)	(727,790)
Rental operations, net	60,001	35,593
Other	10,575	(2,398)
	(561,772)	(694,595)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(954,470)	(2,693,638)
INCOME TAX PROVISION		—

LOSS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(954,470)	(2,693,638)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	295,578

CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGING METHOD OF ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLES WITH INDEFINITE LIVES (NOTE 3 (j))	—	(1,576,328)

NET LOSS	$(954,470)	$(3,974,388)

BASIC AND DILUTED LOSS PER SHARE:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.04)	$(0.12)
Income from discontinued operations	—	0.01
Cumulative effect on prior years of changing method of accounting for goodwill and other intangibles with indefinite lives	—	(0.07)
Net Loss	$(0.04)	$(0.18)

Weighted average shares used in all calculations (basic and diluted)	21,526,909	21,526,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

(UNAUDITED)

	2004	2003
REVENUES
Service fees	$2,034,202	$2,338,745
Sale of portfolio receivables	111,134	—
	2,145,336	2,338,745

OPERATING EXPENSES:
Salaries, wages and related benefits	973,986	1,389,297
Other operating expenses	206,264	340,486
Selling, general and administrative	741,891	1,042,852
Depreciation and amortization	89,203	106,911
	2,011,344	2,879,546
OPERATING INCOME (LOSS)	133,992	(540,801)
OTHER INCOME (EXPENSE):
Interest expense, net	(166,221)	(338,280)
Rental operations, net	19,810	12,023
Other	10,575	(2,398)
	(135,836)	(328,655)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT CHANGE IN ACCOUNTING PRINCIPLE	(1,844)	(869,456)
INCOME TAX PROVISION	—	—

LOSS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(1,844)	(869,456)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	95,288

CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGING METHOD OF ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLES WITH INDEFINITE LIVES (NOTE 3 (j))	—	—
NET LOSS	$(1,844)	$(774,168)

BASIC AND DILUTED LOSS PER SHARE:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.00)	$(0.04)
Income from discontinued operations	—	—
Cumulative effect on prior years of changing method of accounting for goodwill and other intangibles with indefinite lives	—	—
Net Loss	$(0.00)	$(0.04)

Weighted average shares used in all calculations (basic and diluted)	21,526,909	21,526,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003

(UNAUDITED)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(954,470)	$(2,693,638)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operations:
Depreciation and amortization	278,105	328,721
Sale of portfolio receivables	(32,097)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	475,914	58,695
Increase in prepaid expenses and other	(99,323)	(379,112)
Increase in accounts payable	398,589	4,632
(Decrease) increase in collections payable to customers	(121,967)	565,878
Net change in restricted cash	133,044	(1,030,617)
Decrease in notes receivable	39,139	—
Decrease in accrued liabilities	8,476	6,163
Net cash used in continuing operations	125,410	(3,139,278)
Income from discontinued operations	—	295,578

Net cash used in operating activities	125,410	(2,843,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (purchases) of property and equipment, net	2,903	(1,132)

Net cash provided by (used in) investing activities	2,903	(1,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in lines of credit	(283,149)	291,673
Proceeds from note payable	780,015	—
Net proceeds from financing obligation	—	5,786,633
Principal payments on financing obligation	(275,848)	—
Increase in related party notes payable	150,000	—
Principal payments on notes payable	(135,000)	(461,307)
Principal payments on mortgage note payable	—	(2,886,894)
Principal payments on related party notes	(225,000)	—
Principal payments on capital lease obligations	(62,517)	(70,167)
Decrease in bank overdraft	(6,979)	(77,972)

Net cash (used in) provided by financing activities	(58,478)	2,581,966

NET DECREASE IN CASH	69,835	(262,866)

CASH, at beginning of period	125,737	882,712

CASH, at end of period	$195,572	$619,846

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest paid	$340,748	$417,266
Interest payable converted to debt	—	$290,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business.  The Company generated net losses of $3,572,112 for fiscal year 2003 and $954,470 and $1,844 for the nine months and quarter ended June 30, 2004, respectively.  In addition, the Company had total shareholders’ deficit of $1,965,578 and a working capital deficit of $2,478,363 at June 30, 2004.  The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  The Company continues to initiate operational changes and seek financing transactions designed to meet the Company’s liquidity requirements, which include the following:

•                  Since the fiscal year 2002, the Company has initiated and completed various cost reduction initiatives. Such initiatives were expected to reduce annual operating costs by approximately $2.3 million in fiscal year 2004.  For the nine months ended June 30, 2004 operating expenses related to continuing operations were $2,820,063 lower or 31% less than the same period in 2003.  In addition, the Company generated operating income of $133,992 during the quarter ended June 30, 2004 as compared to an operating loss of  $540,801 for the comparative quarter in 2003. On February 9, 2004, the Company formalized its offshore process initiative when it entered into an outsourcing agreement with Lighthouse Partners, Inc. (Lighthouse), a business process outsourcing company located in Manila, Philippines. Under the agreement, Lighthouse shall perform selected processes for the Company in Lighthouse’s facilities. These initiatives have been instrumental in the continuing improvement in the financial performance of the Company’s collection operations.

•                  Management is actively seeking additional funding from traditional providers of corporate financing and strategic alliance partners in case it needs additional funding for fiscal year 2004. The Company’s largest shareholder, FBR Financial Services Partners, L.P. (FBR), has provided funding to the Company in the past.  As a component of the process of requesting any additional financing that may be required, management may approach FBR.  However, there can be no assurance that such financing could be arranged on terms satisfactory to us or FBR, or at all. On February 9, 2004, the Company entered into a secured convertible note payable agreement for $250,000 with the principal owner of Lighthouse.  On February 19, 2004 and March 16, 2004, the Company entered into secured convertible note payable agreements with FBR for $100,000 and $50,000, respectively.  Finally, on March 17, 2004 (modified April 2, 2004 and August 5, 2004), the Company modified its Business Financing Agreement with Bridge Bank to allow the Company to draw up to $625,000 for working capital. As of, June 30, 2004, the outstanding balance of borrowings under this modified agreement was $390,000 (Note 11).  The balance of this note is included in notes payable in the accompanying balance sheet.

Based on the financing activities and reductions in operating costs described above, management believes that the Company will have sufficient working capital required to pursue its strategic goals for fiscal year 2004.

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

ii.              Sale of Portfolio Receivables and Securitized Residual Interest

On November 21, 2001, the Company sold its portfolio receivables as well as its residual interest in the Company’s 1998 securitization.  The terms of the sale included a contingency payment of up to a maximum of $350,000. As of May 2004, the Company received additional consideration of $111,134 from the buyer for collections received through April 2004 that were subject to the contingency payment.  This amount was recognized as revenue on sale of portfolio receivables in the accompanying financial statements and was settled by cash receipts of $79,037, the elimination of a $62,348 liability due to buyer and the collection of $30,251 receivables.  Additional receipt of contingent payments will be dependent upon the success of the buyer in collecting the portfolio and securitized receivables; therefore, we are unable to predict the timing of any additional payments.

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

The Company maintains allowances for doubtful accounts for estimated losses resulting from our customer’s inability to make required payments.  Management reviews all accounts receivable on a monthly basis.  Specific invoices over 60 days are discussed with clients.  Based upon historical experience with individual clients, management assesses whether a specific reserve is required for each invoice or client balance.

The Company has generally improved the size and quality of its clients, which has reduced the level of write-offs over the last nine months and quarter ended June 30, 2004. The financial condition of a potential client is reviewed to determine credit worthiness.  Should a potential client’s credit worthiness come into question, the Company has two options; either reject the engagement or accept the client as a “Net” remit client.  Under the “Net” remit option, the Company retains the portion of the collections that represent fees to the Company instead of remitting the entire amount collected and invoicing the client for the fees due.

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

g.              Collections Payable to Customers

The Company records liabilities for collections received on behalf of its customers as collections payable to customers.  Amounts are segregated and held in separate accounts are shown as restricted cash in the accompanying condensed consolidated balance sheet.

h.              Fair Value of Financial Instruments

Fair values of financial instruments are estimated using available market information and other valuation methodologies. The fair values of the Company’s financial instruments are estimated to approximate the related book value, unless otherwise indicated.

i.                  Restricted Cash

Restricted cash is primarily comprised of cash in clients’ trust accounts and lease deposits. As a condition of our lease agreement dated May 21, 2003, we set aside $1,050,000 in a restricted account to collateralize the letters of credit used as deposits to the subsequent lease of the property (see Note 6).

j.                  Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired and prior to our adoption of SFAS No. 142 was amortized over 20 years.  The carrying value of goodwill is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment.  The Company annually re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value of goodwill.  In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.”  SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  Upon adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life but is instead subject to periodic testing for impairment.  The Company adopted this Statement and completed its initial impairment test for goodwill as of October 1, 2002, recording an impairment charge related to its HELP segment of $1,576,328 in the quarter ended December 31, 2002.  The impairment has been reported as a cumulative effect of a change in accounting principle.

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

For the nine months ended June 30, 2004 and 2003, the computations of basic and diluted EPS were as follows:

	Nine Months Ended June 30,
	2004	2003

Loss from continuing operations before cumulative effect of change in accounting principle	$(954,470)	$(2,693,638)
Income from discontinued operations, net of taxes	—	295,578
Cumulative effect of change in accounting principle	—	(1,576,328)
Net loss	$(954,470)	$(3,974,388)

Earnings (loss) per share (basic and diluted):
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.04)	$(0.12)
Income from discontinued operations, net of taxes	—	0.01
Cumulative effect of change in accounting principle	—	(0.07)
Net loss	$(0.04)	$(0.18)

Weighted average shares used in all calculations (basic and diluted)	21,526,909	21,526,909

	Three Months Ended June 30,
	2004	2003

Loss from continuing operations before cumulative effect of change in accounting principle	$(1,844)	$(869,456)
Income from discontinued operations, net of taxes	—	95,288
Cumulative effect of change in accounting principle	—	—
Net loss	$(1,844)	$(774,168)

Earnings (loss) per share (basic and diluted):
Loss from continuing operations before cumulative effect of change in accounting principle	$—	$(0.04)
Income from discontinued operations, net of taxes	—	—
Cumulative effect of change in accounting principle	—	—
Net loss	$—	$(0.04)

Weighted average shares used in all calculations (basic and diluted)	21,526,909	21,526,909

For the periods presented there were no reconciling items in computing the basic and diluted EPS calculations for either the numerator or the denominator.

For the periods ended June 30, 2004 and 2003, the denominator in the diluted EPS computation was the same as the denominator for basic EPS due to the anti-dilutive effects of convertible preferred stock, warrants and stock options on the Company’s net loss.  As of June 30, 2004 and 2003, the Company had outstanding warrants, stock options and convertible preferred stock of 2,779,908 and 2,176,158, respectively, that were anti-dilutive and excluded from the computation of dilutive EPS. Additionally, the computation of diluted net income per share excludes the effect common stock issuable upon conversion of the Convertible Notes (Notes 5 and 6) since their inclusion would also have had an anti-dilutive effect.

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

4.                                       Property and Equipment

Property and equipment consists of the following at June 30, 2004:

Land	$866,575
Building	1,540,577
Equipment and furnishings	2,465,938

4,873,090
Less - Accumulated depreciation	(2,339,276)

$2,533,814

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

In conjunction with the acquisition of OCPS, on August 14, 2000 the Company issued $3,675,000 of secured convertible promissory notes to shareholders and officers of OCPS, one of whom is still an employee of the Company. These notes have been paid and/or amended since that time.  The remaining notes bear interest at the Prime rate of interest charged by the Company’s lender per annum (4.0% at June 30, 2004) plus 4% payable on September 1, 2005, the maturity date of the notes.  The principal balance of these notes at June 30, 2004 was $1,878,990.

On September 28, 2001, the Company entered into a revolving line of credit agreement with two officers of the Company.  The agreement permits borrowings up to $350,000 at the bank reference (4.0% at June 30, 2004) rate plus one percent.  The line of credit is unsecured and expired in June 2004.  As of June 30, 2004, the Company had fully paid its borrowings on this line of credit.

As of June 30, 2004, the total principal balance of the Company’s borrowings from FBR Financial Services Partners, L.P. (FBR), was $2,875,387  under secured convertible notes payable agreements. The significant attributes of these notes include the following:

•                  The maturity date is September 1, 2005 on notes totaling $2,722,325.

•                  Interest rates on the notes is the prime rate charged by the Company’s lender (4.0% at June 30, 2004) plus 4% per annum payable on the maturity date.

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

On February 19 and March 16, 2004 the Company entered into secured convertible notes payable agreements for $100,000 and $50,000, respectively, with FBR.  The notes bear interest at the prime rate, defined as the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks as recorded in the Wall Street Journal, (4.0% at June 30, 2004) plus four percent (4%), compounded quarterly.  The principal and all accrued interest are due on November 1, 2005, the maturity date of the notes. All or any portion of the unpaid principal balance and any accrued but unpaid interest outstanding under this Note may be converted (the “Optional Conversion”) at any time at the option of the Holder into fully paid and nonassessable shares of capital common stock of the Company (the “Stock”).  The number of shares of Stock into which this Note is to be converted shall be determined by dividing said unpaid principal balance and all accrued but unpaid interest by the Conversion Price.  The Conversion Price shall be calculated at the time of the Optional Conversion based on a Company valuation of 90% of 12 times the average prior 12 months monthly revenue prior to the Optional Conversion, the result will then be divided by the number of then outstanding shares on a fully converted basis.

The total interest expense on related party notes for the nine-month period and quarter ended June 30, 2004 is $309,654 and $110,025, respectively.

The notes are secured by substantially all of the Company’s assets, including the shares in the Company’s subsidiary, Orange County Professional Services, Inc., pursuant to a security agreement.

6.                                       Notes Payable and Lines of Credit

On February 11, 2003, the Company entered into a secured line of credit, which provides borrowing up to $2,500,000 at the bank’s reference rate of prime (the minimum amount this can be according to the terms of the agreement is 4.25% at June 30, 2004) plus 2.5 percent. The line automatically renews upon the one-year anniversary of the execution, and shall continue to renew each subsequent year, unless earlier termination by either parties. The maximum amount we can borrow is contingent on and collateralized by qualified invoices, which will fluctuate from time to time depending on our business volume.  The outstanding balance on this line of credit at June 30, 2004 was $282,595, which was the maximum amount available to the Company under this line at that time.

In November 2003, the Company entered into a “Business Financing Modification Agreement” with Bridge bank whereby the Company borrowed $135,000.  The amount borrowed increased to $225,000 in January 2004 and the capacity to borrow was increased to $625,000 in February 2004.  The proceeds of the note were used for working capital.  The agreement, which bears interest at prime as published in the Wall Street Journal Western edition  (4.0% at June 30, 2004) plus 4.3%, required the Company to make 12 monthly principal and interest payments of $19,694 through February 2005.  Under the Agreement, $625,000 is guaranteed by FBR.  The cost to the Company for this guarantee is 8% of the total $625,000 or $50,000 due within 30 days of the end of the term of the note.  The draws under these agreements amortize over twelve months.  The principal balance outstanding under these modification agreements was $390,000 at June 30, 2004.  As of August 5, 2004, the Company signed a “Business Financing Modification Agreement” which allows the Company to make additional advance of $287,083 on or before August 16, 2004 and only make interest payment each month.  The total amount of advances shall not exceed $625,000 and is payable on or before August 5, 2005 (Note 11).

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

• a twelve-year term, with two additional renewal options of five years each;

• base rent of $53,937 per month for the first three years of the Lease, with annual adjustments thereafter based on an index, subject to minimum and maximum annual increases;

• a tenant improvement allowance of $50,000;

• the Company has responsibility for various costs, including those associated with maintaining, insuring, repairing and replacing items on the property;

• security deposits in the form of two irrevocable letters of credits totaling $1,050,000, $400,000 of which is subject to release if we satisfy specified conditions no sooner than 12 months from the date of the transaction, May 21, 2004, the “Initial Release Date”.  As of June 30, 2004, the Company did not meet the specified conditions.

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

On February 9, 2004 the Company entered into a secured convertible note payable agreement for $250,000 with the principal owner of Lighthouse.  The note bears interest at the prime rate, defined as the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks as recorded in the Wall Street Journal, (4.0% at June 30, 2004) plus four percent (4%), compounded quarterly.  The principal and all accrued interest are due on November 1, 2005, the maturity date of the note. All or any portion of the unpaid principal balance and any accrued but unpaid interest outstanding under this Note may be converted (the “Optional Conversion”) at any time at the option of the Holder into fully paid and nonassessable shares of capital common stock of the Company (the “Stock”).  The number of shares of Stock into which this Note is to be converted shall be determined by dividing said unpaid principal balance and all accrued but unpaid interest by the Conversion Price.  The Conversion Price shall be calculated at the time of the Optional Conversion based on a Company valuation of 90% of 12 times the average prior 12 months monthly revenue prior to the Optional Conversion, the result will then be divided by the number of then outstanding shares on a fully converted basis.

7.                                       Income Taxes

Income tax expense for the periods presented is based on the estimated effective tax rate to be incurred for the year. Because certain items of income and expense are not recognized in the same year in the consolidated financial statements of the Company as in its Federal and California tax returns, deferred assets and liabilities are created. Due to the uncertainty of the Company’s ability to realize its deferred tax assets, a valuation allowance for the full amount of net deferred tax assets has been recorded at June 30, 2004.

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

Below is a summary of the operating information by segment for the nine and three months ended June 30, 2004 and 2003, respectively.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. Certain assumptions are made concerning the allocations of costs between segments that may influence relative results, most notably, allocations of various types of technology, legal, recruiting and training costs. Management believes that the allocations utilized below are reasonable and consistent with the way it manages the business.

The following table summarizes the results of our reportable segments for the nine months ended June 30, 2004 and 2003:

For the nine months ended June 30, 2004:

	Recovery		Physician Services		Reimburse- ment Solutions		Total
Revenue	$3,762,824	100%	$879,020	100%	$1,191,148	100%	$5,832,992	100%
Direct Labor	1,134,553	30%	653,617	75%	601,796	51%	2,389,966	41%
Indirect Labor	428,147	11%	177,047	20%	175,987	15%	781,181	14%
Other Expenses	326,330	9%	214,171	24%	65,756	5%	606,257	10%
Total Expenses	1,889,030	50%	1,044,835	119%	843,539	71%	3,777,404	65%

	$1,873,794	50%	$(165,815)	-19%	$347,609	29%	$2,055,588	35%

Selling, general & administrative expenses							(2,170,181)	-37%
Depreciation & amortization							(278,105)	-5%

Operating income (loss)							$(392,698)	-7%

For the nine months ended June 30, 2003:

	Recovery		Physician Services		Reimburse- ment Solutions		Total
Revenue	$3,435,897	100%	$1,644,490	100%	$1,966,323	100%	$7,046,710	100%
Direct Labor	1,229,896	36%	1,171,866	71%	945,277	48%	3,347,039	47%
Indirect Labor	526,326	15%	357,504	22%	249,233	13%	1,133,063	16%
Other Expenses	558,446	16%	399,355	24%	82,126	4%	1,039,927	15%
Total Expenses	2,314,668	67%	1,928,725	117%	1,276,636	65%	5,520,029	78%

	$1,121,229	33%	$(284,235)	-17%	$689,687	35%	$1,526,681	22%

Selling, general & administrative expenses							(3,197,003)	-45%
Depreciation & amortization							(328,721)	-5%

Operating income (loss)							$(1,999,043)	-28%

The following table summarizes the results of our reportable segments for the quarters ended June 30, 2004 and 2003:

For the three months ended June 30, 2004:

	Recovery		Physician Services		Reimburse- ment Solutions		Total
Revenue	$1,489,101	100%	$253,913	100%	$402,322	100%	$2,145,336	100%
Direct Labor	385,389	26%	186,296	73%	182,676	46%	754,361	35%
Indirect Labor	137,379	9%	41,228	16%	41,018	10%	219,625	10%
Other Expenses	103,572	7%	77,713	31%	24,979	6%	206,264	10%
Total Expenses	626,340	42%	305,237	120%	248,673	62%	1,180,250	55%

	$862,761	58%	$(51,324)	-20%	$153,649	38%	$965,086	45%
Selling, general & administrative expenses							(741,891)	-35%
Depreciation & amortization							(89,203)	-4%

Operating income (loss)							$133,992	6%

For the three months ended June 30, 2003:

	Recovery		Physician Services		Reimburse-ment Solutions		Total
Revenue	$1,184,995	100%	$586,876	100%	$566,874	100%	$2,338,745	100%
Direct Labor	418,454	35%	361,551	62%	238,477	42%	1,018,482	43%
Indirect Labor	181,663	16%	112,308	19%	76,844	14%	370,815	16%
Other Expenses	216,978	18%	107,173	18%	16,335	3%	340,486	15%
Total Expenses	817,095	69%	581,032	99%	331,656	59%	1,729,783	74%

	$367,900	31%	$5,844	1%	$235,218	41%	$608,962	26%
Selling, general & administrative expenses							(1,042,852)	-45%
Depreciation & amortization							(106,911)	-4%

Operating income (loss)							$(540,801)	-23%

9.                                       Commitments and Contingencies

a.               Lessee - The Company leases certain office space and equipment under non-cancelable operating and capital leases that expire at various times through fiscal 2015.

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

f.           Other - We have provided copies of our reports on Form 8-K filed on July 10, 2003 and August 15, 2003, respectively, to the Division of Enforcement of the Securities and Exchange Commission.  Shortly thereafter, the SEC has notified the Company that it has begun an informal investigation involving the Company. The Company has cooperated with the SEC in this process, but has not heard from them since as to the status of the investigation.  No provision has been included in the condensed consolidated financial statements for the impact of an unfavorable outcome, if any, should occur.

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

In connection with the disposition, the Company wrote off the remaining goodwill attributable to this segment of $554,559, de-recognized the $1.9 million amount payable to Mr. Mohrmann, and recognized a gain of $1,253,767.  The results of operations attributable to the Staffing Business have been shown as discontinued operations for the nine-month period and quarter ended June 30, 2003 in the accompanying condensed consolidated statements of operations.

The following table summarizes the results of operations for the Temporary Staffing Division for the three and nine months ended June 30, 2003:

For the nine months ended June 30, 2003:

Revenue	$1,712,533	100%
Direct Labor	1,265,275	74%
Indirect Labor	102,210	6%
Other Expenses	49,470	3%
Total Expenses	1,416,955	83%

Operating income (loss)	$295,578	17%

For the quarter ended June 30, 2003:

Revenue	$568,561	100%
Direct Labor	426,467	75%
Indirect Labor	33,516	6%
Other Expenses	13,290	2%
Total Expenses	473,273	83%

Operating income (loss)	$95,288	17%

11.         Subsequent Event

On August 5, 2004, the Company signed a “Business Financing Modification Agreement” with Bridge Bank whereby it may request an additional $287,083 advance on or before August 16, 2004.  The additional advance of $287,083 plus the balance owed to Bridge Bank as of June 30, 2004 of $390,000 (Note 6) less the principal payment made after June 30, 2004 of $52,083 equals $625,000, which is the maximum amount of all advances that could be made.  The loan which bears interest at prime published in the Money Rates section of the Western Edition of the Wall Street Journal, or 4.25% whichever is greater plus 4.3% shall be due on August 5, 2005.  The Company shall pay Bridge Bank only the interest (placeholder advance fee) on each month (reconciliation date) before the due date of the entire principal.  Under the agreement, $625,000 is guaranteed by FBR Financial Services Partners, L.P.  Also, the agreement is conditioned upon the Company delivering a signed warrant to purchase stock with terms and conditions acceptable to Bridge Bank, granting the latter a right to purchase 100,000 shares of the Company’s common stock at $0.25 per share, bearing a term of seven years.

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

Results of Operations:

Recovery Operations

Net Fees generated from collection activities on receivables that the Company manages on behalf of fee-for-service clients showed increases of $326,928 and  $304,106 for the nine-month period and quarter ended June 30, 2004, respectively as compared to the nine-month period and quarter ended June 30, 2003. This increase is attributable to a net gain on sale of portfolio receivables of $111,134 and improved collections on existing account inventory.  Direct Labor as a percentage of revenue showed a decrease of 6% for the nine-month period ended June 30, 2004 as compared to the same period ended June 30, 2003 due to the application of initiatives designed to reduce direct operating costs and improve employee productivity during the periods presented which include, among other initiatives, the utilization of offshore processes. Indirect Labor and other operating expenses as a percentage of revenue also decreased slightly between the nine-month period ended June 30, 2004 for the same reasons. Total labor costs decreased by approximately $193,522 and $77,349 and non labor operating costs decreased by approximately $232,116 and $113,406 between the comparable nine-month periods and quarters, respectively. The changes in Net Fees and related expenses resulted in an increase in contribution from this segment’s operations of approximately $752,565 and $494,861 during the comparable nine-month periods and quarters ended June 30, 2004 and 2003.

Physician Services

Revenue received for services to physician service organizations decreased to $879,020 and $253,913 for the nine-month period and quarter ended June 30, 2004, as compared to $1,644,490 and $586,876  the same periods in 2003, due primarily to the reduction in client base in this segment. There were new contracts signed to replace the void, but the cumulative volume of the new contracts were less than the volume lost from the previous clients. Accordingly, significant cost reductions were made resulting in a decrease in direct and indirect labor costs of $698,706 and $246,335 between the two comparable nine-month periods and quarters ended June 30, 2004 and 2003, respectively.  Additionally, non-labor operating expenses decreased by $185,184 and $29,460, during the comparable periods for the same reasons. As a result of these changes, losses in this segment decreased to $165,815 as compared to $284,235 for the nine-month periods ended June 30, 2004 and 2003. For the quarters ended June 30, 2004 and 2003, loss and income from segment operations were $51,324 and $ 5,844, respectively.  Management expects to continue further cost reductions in this segment until new clients are obtained.

Reimbursement Solutions

Revenue decreased by $775,175 and $164,552 for the nine-month period and quarter ended June 30, 2004  as compared to the nine-month period and quarter ended June 30, 2003. The reduction was primarily due to completion of certain large non-recurring insurance follow-up projects in fiscal year 2003. In addition, we also discontinued our services on certain recurring outsourced work from existing clients due to financial difficulties experienced by such clients. New clients and projects were signed during the latter part of the quarter ended June 30, 2004. We expect the impact of these new clients and projects to occur in the months succeeding June 2004. Direct and indirect labor decreased $416,727 and $91,627, respectively, between the comparable nine-month periods and quarters as a result of cost reduction initiatives predicated by the decrease in business volume in this segment.  Additionally, other operating expenses decreased by $16,370 for the nine-month period and remained relatively the same for the quarter ended June 30, 2004 as compared to the same nine-month period and quarter ended June 30, 2003 for the reasons discussed above.  The changes in Net Fees and related expenses resulted in a decrease in contribution from this segment’s operations of approximately $342,078 and $81,569 during the comparable nine-month periods and quarters ended June 30, 2004 and 2003.  We do not expect a significant increase in operating costs as a result of the aforementioned new clients and projects.

Temporary Staffing

This business segment was discontinued in August 2003.

Selling, General, and Administrative Expenses

Total payroll costs decreased by $667,099 and $161,684 during the nine-month period and quarter ended June 30, 2004 as compared to June 30, 2003.  Non-payroll costs decreased by $359,722 and $139,276, respectively, for the same comparable periods. The decrease was a result of continued implementation of cost reduction initiatives designed to improve the financial performance of the Company.

Depreciation expense decreased by $50,616 and $17,708 for the nine-month period and quarter ended June 30, 2004 as compared to June 30, 2003, as more of the Company’s depreciable assets become fully depreciated. There were no significant additions to depreciable assets in the periods presented. Amortization expense ceased completely due to adoption of SFAS No. 142. Net interest expense decreased by $95,442 and $172,059 for the nine-month periods and quarters ended June 30, 2004, respectively, due to lower interest rates prevailing during the current period and a decrease in the total borrowings during the comparable periods. Income from rental operations increased by $24,408 and $7,787 for the comparable periods due to increases in the number of sub-lease tenants.

Liquidity and Capital Resources

Historically, we have financed our operations through cash flows generated by operations and borrowings from credit facilities that are in place as well as received funding from certain related party sources. Capital expenditures and investments in new technology have been primarily financed through non-cancelable capital leases, which expire at various times through fiscal year 2006. As of June 30, 2004, our net working capital deficit totaled $2,478,363. Management believes that the previous losses are attributable to the various acquisitions in 2000, the integration of those operations and the implementation of technology and processes to pursue our strategic objectives.  Additionally, the Company lost more clients than it gained. The Company continues to obtain larger, higher margin contracts, while discontinuing contracts with low margins.  Management, however, believes that the operating plan for subsequent fiscal years may experience significant challenges in light of ongoing changes in the industry and geographic market we serve which may require the Company to seek alternative sources for cash to support its growth and ongoing operations. Accordingly, the Company continues to pursue potential financing transactions and operational changes designed to meet the Company’s liquidity requirements, which now include the following:

•                  Since the fiscal year 2002, the Company has initiated and completed various cost reduction initiatives. Such initiatives were expected to reduce annual operating costs by approximately $2.3 million in fiscal year 2004.  For the nine months ended June 30, 2004 operating costs were $2,820,063 lower than the same period in 2003. On February 9, 2004, the Company formalized its outsourcing initiative when it entered into an outsourcing agreement with Lighthouse Partners, Inc. (Lighthouse), a business process outsourcing company located in Manila, Philippines. Under the agreement, Lighthouse shall perform selected processes for the Company in Lighthouse’s facilities. The process has been instrumental in the continuing improvement in the financial performance of the Company’s collection operations.

•                  Management is actively seeking additional funding from traditional providers of corporate financing and strategic alliance partners in case it needs additional funding for fiscal year 2004. The Company’s largest shareholder, FBR Financial Services Partners, L.P. (FBR), has provided funding to the Company in the past.  As a component of the process of requesting any additional financing that may be required, management may approach FBR.  However, there can be no assurance that such financing could be arranged on terms satisfactory to us or FBR, or at all.  On February 9, 2004, the Company entered into a secured convertible note payable agreement for $250,000 with the principal owner of Lighthouse.  On February 19, 2004 and March 16, 2004, the Company entered into secured convertible note payable agreements for $100,000 and $50,000,  respectively. Finally, on March 17, 2004 (modified April 2, 2004), the Company modified its Business Financing Agreement with Bridge Bank to allow the Company to draw up to $625,000 for working capital. As of, June 30, 2004, the outstanding balance of borrowings under this modified agreement was $390,000.

Based on the financing activities and reductions in operating costs described above, management believes that the Company will have sufficient working capital required to pursue its strategic goals for the fiscal year ending 2004.

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

REVCARE, INC.

Date:	August 12, 2004	By: /s/	Manuel Occiano
Manuel Occiano
Chief Executive Officer and
Acting Chief Financial Officer