Form 10KSB
period 2004-09-30
REVCARE INC
filed 2004-12-29
CIK 811510

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended September 30, 2004	Commission File Number: 0-17192

REVCARE, INC.

(Name of small business issuer in its charter)

Nevada	84-1061382
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State issuer’s revenues for its most recent fiscal year:  $ 8,059,384

State the aggregate market value of the voting stock held by nonaffiliates of the registrant:  $580,582.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  21,526,909 shares of Common Stock issued and outstanding as of September 30, 2004.

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

physician and hospital billing,

non-delinquent and delinquent receivable collections,

reimbursement maximization projects

We have a presence in the Southern California, Las Vegas and Hawaii healthcare markets.  We provide services to approximately 88 healthcare facilities in these geographic areas.  We currently manage over $500 million in receivables for our billing and collections clients on an annual basis.

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

an accumulation of our clients’ data that we will process to provide information specific to our clients and benchmark statistics about the industry.

a professional development center designed to continually expand the basic, technical and regulatory compliance knowledge of our staff.

While we are directing our services primarily to the healthcare industry, we also continue to provide national receivable management services to certain non-healthcare companies in the financial services, auto and retail industries. The retail industry represents less than 10% of our collection business. Our clients in these industries primarily utilize our delinquent debt recovery and litigation management services. In the future, we anticipate a reduction in the percentage of business related to non-healthcare companies.

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

On May 30, 2000, FBR Financial Fund II, L.P., now known as FBR Financial Services Partners, L.P. (FBR), purchased newly issued shares representing approximately 70% of our outstanding stock for $7.5 million.  With the proceeds of this investment, we were able to complete our acquisition of CPS, Insource, HELP and RBA in August 2000.  We have combined these companies with our previously owned subsidiaries Medical Control Services, Inc. and Lien Solutions, Inc., which specialize in the healthcare industry and Merchants Recovery Services, Inc., which focus on non-healthcare clients.  These subsidiaries started their operations at various times from 1977 through 1982.  As part of the transition we also changed our name to RevCare, Inc.  We believe the combination of experience and knowledge acquired through the addition of these companies will allow us to provide an integrated and comprehensive suite of services to manage the revenue cycle of most healthcare providers.  We also extended our geographic presence to the Nevada and Hawaii markets with these acquisitions.

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

Billing Services

We perform coding, processing and electronic submission of claims (including Medicare and MediCal) arising from services performed by medium to large physician groups and hospitals.  We currently utilize IDX billing technology to process claims for our clients. Additional services provided either independently or in conjunction with the above billing services include; baseline and annual physician audits and physician and staff education.  We perform charge ticket reviews and development, as well as, reviewing the charge capture process.  Other services include; operational consulting services and compliance reviews. We earn our revenue either based on a contractual percentage of the dollar value of claims paid or on a fixed fee basis.

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

Support Services

To provide effective and thorough services to our clients, we also offer the following services and systems to support our core operations:

Litigation Management – We have a specialty recovery department with a full time attorney to manage litigation and bankruptcy related activities.  The attorney and support staff has more than ten years of full time employment with us.  Litigation management includes filing legal actions on collection accounts, enforcement of judgments, and the perfecting of Chapter 13 bankruptcy claims nationwide.

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

Marketing and Advertising

Our marketing strategy is focused on three goals - building brand awareness, acquiring specifically targeted clients in the United States and cross selling our value-added services to our existing client base.  We pursue these goals through a combination of:

marketing through selected trade shows and conventions;

marketing on our own website and other online opportunities;

direct mail marketing;

attendance at industry-sponsored public relations events.

Our advertising focuses on building awareness of the Revcare brand and related services and positioning ourselves as a strategic partner and business advisor to our clients.  We place print advertisements in various industry publications and our website incorporates a description of the comprehensive suite of services that we now provide to our clients.

Government Regulation

Our healthcare billing services are covered by various regulations prescribed by Medicare, Medicaid, TRICARE and the Health Care Financing Administration. Each major federal healthcare payment program has it own set of complex and sometimes conflicting regulations.  Additionally, regulations have been mandated by the Balanced Budget Act and the Health Insurance Portability and Accountability Act (HIPAA), which could have a significant impact on our business.  Several states have also imposed significant regulatory programs applicable to billing and payment for healthcare services.  The Office of Inspector General of the Department of Health and Human Resources has issued compliance guidelines for third-party billing companies, recommending components for an effective billing company compliance program and identifying several risk areas associated with medical billing.  Such risk areas include routine waiver of copayments and deductibles, unbundling, billing for undocumented services, and upcoding.  The continual implementation of measures to restrict payments for healthcare services by governmental and private payors may result in a decrease in revenue to our provider clients, and as a result, a decrease in revenue derived by us from such clients as well as an increase in the cost of providing services.

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

Employees

As of September 30, 2004, we had 109 full time employees and 4 part time employees.  A total of 102 of these employees are based in Southern California, 2 are based in Las Vegas, and 9 are based in Hawaii.  None of our employees is subject to a collective bargaining agreement.  We believe that our relations with our employees are good.  On December 1, 2004, we entered into an agreement with Administaff, Inc. under which we have outsourced the Human Resource related functions for all our employees for Southern California and Las Vegas.

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

One of our directors, Edward Wheeler, is a managing director of our majority shareholder, FBR Financial Services Partners, L.P., which beneficially owns approximately 70% of the outstanding shares of our common stock as of September 30, 2004.  In addition, George McCabe, another of our directors, is a managing partner of the subadvisor to FBR Financial Services Partners, L.P.  Accordingly, FBR and Messrs. McCabe and Wheeler are able to control us and our affairs and business, including any future issuances of common stock or other securities, merger and acquisition decisions, declaration of dividends and the election of directors.  In addition, our stock price and our ability to raise capital could be injured if FBR was to sell a significant portion of its holdings on the open market.  Generally, FBR may either sell its shares under a registration statement or in compliance with the volume limitations and other requirements imposed by Rule 144 adopted by the SEC.

We may need additional capital, which may be unavailable.

Our growth strategy, including our proposed technological enhancements, may require greater expenditures than expected in our current business plan.  Our capital requirements will depend on numerous factors, including:

our rate of sales growth—fast growth may actually increase our need for capital to hire additional staff, purchase additional equipment and technology, finance the increase in accounts receivable and supply additional support services.

our progress in providing improved reporting to our clients will require additional capital.

the level of resources that we devote to the development and marketing of our services and products— decisions we make to improve, expand or simply change our process, services or technology may require increased funds.

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

The number of shares of our common stock that traded daily during 2004 averaged less than 5% of the average outstanding common stock.  As a result of our low trading volume and various other factors beyond our control, the market price for our common stock is volatile.  Some of the factors that may subject our stock price to wide fluctuations include:

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

Our success depends in large part on sophisticated telecommunications and computer systems.  We use these systems to identify and contact large numbers of account debtors and to record the results of the collection effort.  If we are not able to respond to technological changes in telecommunications and computer systems in a timely manner, we may not be able to remain competitive.  We have made investments in technology to remain competitive and anticipate that it will be necessary to continue to do so in the future.  Computer and telecommunication technologies are changing rapidly and are characterized by short product life cycles, so that we must anticipate technological developments.  If we are not successful in anticipating, managing or adopting any technological changes on a timely basis or if we do not have the capital resources available to invest in new technologies, our business would be materially and adversely affected.

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

As previously reported on Form 8-K filed July 10, 2003, on May 21, 2003, our subsidiary Medical Control Services, Inc. (MCI) which held title to our corporate facility completed the sale of the property to SCP Park Meadows, LLC (SCP).  On that same date, we entered into a Lease Agreement dated May

21, 2003 with SCP (the “Lease”). The transaction was recorded as a financing transaction. The Lease provides, among other things, all of the following:

•                  a twelve year term, with two additional renewal options of five years each

•                  base rent of $53,937 per month for the first three years of the Lease, with annual adjustments thereafter based on an index, subject to minimum and maximum annual increases

•                  a tenant improvement allowance of $50,000

•                  our responsibility for various costs, including those associated with maintaining, insuring, repairing and replacing items on the property

•                  security deposits in the form of two irrevocable letters of credits totaling $1,050,000, $400,000 of which is subject to release if we satisfy specified conditions no sooner than 12 months from the date of the transaction, May 21, 2004, the “Initial Release Date”.  As of September 30, 2004, the Company did not meet the specified conditions

•                  our option to repurchase the property between the third and fifth years of the Lease term at a purchase price equal to the amount determined by dividing the annual base rent that otherwise would have been payable for the 12 months following the closing of the repurchase of the property by 8.5%

•                  our option to terminate the Lease between the third and fifth years of the Lease upon payment of a termination fee equal to 50% of the amount equal to the net present value of the aggregate base rent payments remaining through the Lease, using a discount rate of 8.5%

Copies of these agreements implementing these transactions are filed as Exhibit 10.13 through 10.15 to the Form 8-K filed on July 10, 2003, and incorporated herein by reference.

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

Commencing in September 2001, in some cases where California-based delinquent debt collection clients did not have an agreement with the Company which required the Company to maintain the funds collected on the clients’ behalf in a separate account, the Company transferred funds from the client account to its general operating account. In addition, payments to such clients were withheld for 90 to 120 days, and sometimes longer. The Company had relied upon the repeal of previous California statutes requiring segregation of client funds by collection agencies when our client contract did not contain an express provision requiring segregation.  In July 2003, the Company determined, despite the lack of clear authority, that the practice of transferring client funds to operating accounts or the delay in remitting funds might be deemed a breach of our obligations. The Company has not determined definitively if this is the case, the Company has taken and is taking additional steps to address this practice. Client funds are no longer transferred to operating accounts for any reason (other than funds owed to the Company for its services to which it is contractually entitled). The Company believes that a consequence of any such potential breach is that certain of our California-based delinquent debt collection clients may feel damaged and may request compensation. To the extent the Company is unable to reach an agreement with entities that request compensation, such entities may initiate legal efforts to pursue claims against the Company. In connection with the process to reduce the collections payable balance owed to certain of the Company’s California-based delinquent debt collection clients, the Company, as previously reported in 2003, began contacting those clients and paid principal plus interest to them. In 2004, the Company has reached 459 of 720 of these former clients and paid all of the amounts due them including interest payments. As of September 30, 2004, we still have to reimburse as many as 261 former clients for collections received on their behalf from the past practice. Accordingly, $1,080,416 is included in Collections Payable to Customers in the accompanying consolidated financial statements related to these former clients. This amount includes accrued interest of $83,079. We will continue to reimburse and pay interest on the amounts due to these former clients as funds are available. However, the Company cannot estimate at this time when or if all such liabilities including related interest can be paid in full.

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

ITEM 4                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2004.

PART II

ITEM 5                      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,134,908	$0.57	1,215,092
Equity compensation plans not approved by security holders	400,000	$3.06	—
Total	2,534,908	$1.00	1,215,092

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

	2004		2003
	High	Low	High	Low

4th Quarter ending 9/30	$0.010	$0.010	$0.040	$0.040
3rd Quarter ending 6/30	0.100	0.010	0.090	0.010
2nd Quarter ending 3/31	0.040	0.010	0.070	0.010
1st Quarter ending 12/31	0.040	0.020	0.080	0.070

As of September 30, 2004 there were 1,482 holders of record of our common stock.

Dividend Policy

We have never paid a dividend and do not anticipate paying any cash dividends in the foreseeable future.  We intend to retain any earnings to provide funds to finance future growth.

ITEM 6                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES (SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS USING WORDS SUCH AS “MAY,” “POTENTIAL,” “EXPECTS,” “BELIEVES,” “ESTIMATES,” “PLANS,” “INTENDS,” “ANTICIPATES” AND SIMILAR EXPRESSIONS).  THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING THOSE SET FORTH BELOW AND IN ITEM 1 OF THIS ANNUAL REPORT ON FORM 10-KSB UNDER THE CAPTION “RISK FACTORS,” THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THOSE PROJECTED.  SUCH RISK FACTORS INCLUDE:

•      One of our shareholders holds a large percentage of our common stock and controls our board of directors.

•      We may need additional capital, which may be unavailable.

•      Our common stock is subject to price volatility.

•                  We operate in a regulated business and if we fail to comply with government regulations our ability to conduct business may be suspended or terminated which would have a materially adverse effect on us.

•                  We compete with approximately 6,000 providers in the accounts receivable management industry, which could reduce our market share and have a materially adverse effect on our future financial results.

•                  Our business is dependent on the healthcare and financial services industries.

•                  Our failure to introduce value added services and products in a timely manner may affect our ability to compete effectively.

•                  If our telecommunications and computer systems fail or become unavailable, it could have a materially adverse effect on our business.

•                  We may not be able to manage growth.

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

Revenues from the auditing and billing services are based on respective contractual percentage of payments received by our clients.  Debtors, comprised mostly of insurance companies, generally make payments to our clients who then report such amounts to the Company. The Company recognizes revenues based on such payment reports.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from our clients’ inability to make required payments.  Management reviews all accounts receivable on a monthly basis.  Specific invoices over 60 days are discussed with clients.  Based upon historical experience with individual clients, management assesses whether a specific reserve is required for each invoice or client balance.

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

Revenues

Commissions and fees, which account for most of our total revenues, include commissions earned from billing, recovery, and revenue maximization projects that we provide to our clients.  Commissions and fees for our billing and recovery operations are primarily affected by the quality and age of the receivable pool we are asked to manage.  In general, commissions and fees for our billing and recovery services fluctuate based on the number of accounts we process and manage.  We manage accounts aggregating over $500 million as of September 30, 2004.  Fees for our special projects and consulting services depend largely on the type of service or project we perform and, therefore, are arranged on a case-by-case basis. Such fees are primarily affected by the quality and age of the receivable pools, as well as the efficiency of our clients’ back office operations.

We previously purchased charged-off accounts receivable portfolios.  Collections from these portfolios represented a portion of our revenues.  Portions of these portfolios were also sold to provide additional revenues.  We discontinued purchasing these portfolios in 1999 and subsequent to September 30, 2001, we sold our remaining portfolios and assets included in the Company’s 1998 securitization.  The terms of the sale included an immediate payment of $300,000 and a contingency payment of up to $350,000. As of September 30, 2004, the Company has received additional consideration of $124,134 from the buyer for collections received through April 2004 that were subject to the contingency payment.  This amount was recognized as revenue on sale of portfolio receivables in the accompanying financial statements and was settled by cash receipts of $79,037, revenue accrual of $13,000, the elimination of a $62,348 liability due to buyer and the collection of $30,251 accounts receivables. We received $50,000 subsequent to September 30, 2004.  Additional receipt of contingent payments will be dependent upon the success of the buyer in its collections; therefore, we are unable to predict the timing of any additional payments.

While our primary market going forward will be healthcare providers, a portion of our revenues in 2004 and 2003 consisted of commissions and fees earned from non-healthcare clients.  The following is a summary of our revenues:

	2004	2003
Revenues:
Recovery	$5,224,211	$4,912,359
Physician Services	1,133,022	2,056,578
Reimbursement Solutions	1,702,151	2,568,665
Total revenues from continued operations	8,059,384	9,537,602

Total revenues from discontinued operations	—	2,040,654

	$8,059,384	$11,578,256

Operating Expenses

Our largest operating expense is employee compensation and benefits, which includes salaries and wages, incentive compensation and related employee benefits and taxes.  Our compensation program for recovery specialists includes incentives based on the amount of net fees they individually generate. As such, compensation expense for this group will vary directly with the amount of fees generated by our recovery business.  Most of our managers receive annual incentive compensation based on the overall results of our operations in each of our business lines as well as their individual performance.  Therefore, a significant portion of compensation and benefits expense will fluctuate based on our operating results.  Compensation expense may also reflect stock options granted to our employees under our stock option plan; however, there were no charges for stock options in 2004 or 2003.

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

The most significant income component of other income and expense relates primarily to net proceeds received from rental of the portion of our building that we do not occupy, the gain/loss from the disposition of HELP and our interest expense.  Interest expense is primarily interest we pay for our lines of credit and notes payable to various related parties.

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

Results of Operations and Financial Overview—Years ended September 30, 2004 and 2003

	2004		2003
	Amount	Percent of Revenues	Amount	Percent of Revenues

Continuing Operations:

Revenues

Recovery	$5,224,211	64.8%	$4,912,359	51.5%
Physician services	1,133,022	14.1%	2,056,578	21.6%
Reimbursement solutions	1,702,151	21.1%	2,568,665	26.9%
Total revenues	8,059,384	100.0%	9,537,602	100.0%

Operating expenses

Employee compensation and benefit	4,059,313	50.4%	5,730,064	60.1%
Other operating expenses	1,235,496	15.3%	1,719,089	18.1%
Selling, general & administrative	2,995,067	37.2%	4,248,596	44.5%
Goodwill impairment	625,500	7.7%	—	—
Depreciation and amortization	361,308	4.5%	433,581	4.5%
	9,276,684	115.1%	12,131,330	127.2%

Operating loss	(1,217,300)	(15.1)%	(2,593,728)	(27.2)%
Other income (expense)	(817,080)	(10.1)%	(1,005,349)	(10.5)%

	(2,034,380)	(25.2)%	(3,599,077)	(37.7)%

Discontinued operations

Revenues	—	0.0%	2,040,654	21.4%
Employee compensation and benefit	—	0.0%	(1,633,638)	(17.1)%
Other operating expenses	—	0.0%	(57,490)	(0.6)%
Income from discontinued operations	—	0.0%	349,526	3.7%
Gain on sale of HELP	—	0.0%	1,253,767	13.2%
Cumulative effect of change in accounting principle	—	—	(1,576,328)	(16.5)%

Net loss	$(2,034,380)	(25.2)%	$(3,572,112)	(37.5)%

Revenues

Total revenues from continuing operations decreased by $1,478,218 or 15% to $8,059,384 for the year ended September 30, 2004 from $9,537,602 for the year ended September 30, 2003.  Revenues from the Recovery division increased by $311,852 due primarily to improvements in liquidation rates on existing inventory we manage. In addition, the increase also included $124,134 we received as part of the contingency payment for the portfolios we sold in previous fiscal years. Account placements from existing clients in the Recovery division during the fiscal year 2004 decreased by $49 million as compared to the previous fiscal year. The decrease was due to lost contracts for certain clients who did not renew due to various reasons which, include among other things, 1) the Company’s decision not to meet lower price and additional requirements, 2) certain clients were acquired by larger entities, and 3) natural attrition. Revenues from the Physician Services division decreased by $923,556 due to the continuing loss of certain clients during 2004 primarily for reasons similar to those described above.  Reimbursement Solutions revenue decreased $866,514 primarily due to the completion of certain large non-recurring insurance follow-up projects and reductions in recurring outsourced work from existing clients due to internal cost saving initiatives.

Operating Expenses

Operating expenses for continued operations decreased by $2,854,646 or 23% to $9,276,684 for the year ended September 30, 2004 from $12,131,330 for the year ended September 30, 2003. This decrease was a result of improved monitoring and refinement of operational costs.  Employee compensation and benefit from continuing operations which is comprised of payroll costs in our operating segments and does not include sales and administrative personnel, decreased by approximately $1,670,751 primarily due to reductions of operating staff predicated by reductions in business volume and application of new productions processes. Other operating expenses, which is comprised of all other non-payroll costs directly related to the continuing operations of our various segments decreased by $483,593 to $1,235,496 for the year ended September 30, 2004 from $1,719,089 for the year ended September 30, 2003.

Selling, general and administrative expenses decreased by $1,253,529 or 30%.  The overall decrease resulted from sales and administrative personnel cutbacks as well as reductions in all administrative operating expenses as part of a Company wide initiative to reduce overhead expenses.

Other Income and Expenses

Interest expenses decreased $104,705 primarily due to the lower prevailing interest rates in 2004 as compared to 2003.  Rental income net of related expenses increased $63,842 as a result of an increase in occupancy rate and cost saving measures put in this area.

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

Net Loss

The net loss decreased $1,537,732 or 43% to $2,034,380 for the year ended September 30, 2004 from a loss of $3,572,112 for the year ended September 30, 2003.  As a percentage of revenues, the net loss decreased from 37% in 2003 to 25% in 2004.

Liquidity and Capital Resources

Historically, we have financed our operations through cash flows generated by operations and borrowings from credit facilities that are in place.  Capital expenditures and investments in new technology have been primarily financed through non-cancelable capital leases, which expire at various times through fiscal year 2006. As of September 30, 2004, our net working capital deficit totaled $6,668,788 and shareholder deficit totaled $3,045,488.  The working capital deficit includes $3,254,361 of principal and accumulated interest that we owe on the debt held by FBR, who is also our largest shareholder and has provided funding to the Company in the past.  The Company’s cash balances are likely to be diminished during 2005 due to many factors, including the use of cash for operations, changes in working capital, capital expenditures, repayment of outstanding notes payable and related interest and other factors. The number of major receivable management contracts for the Company in 2005 is expected to be a little higher than 2004. However, implementation and installation costs of new contracts will negatively impact the Company’s cash balances. Despite these factors, the Company believes that available funds and cash flows expected to be generated by current operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its operating segments for at least the next twelve months. However, the Company will not have sufficient cash to repay non-operating liabilities (primarily the Notes Payable and Financing Obligations) and credit facilities that will be due during the next twelve months.

The Company will be required to consider other financing alternatives during the next twelve months or thereafter and the timing and extent of the Company’s activities will depend in part on future business developments, including any acquisitions or divestiture of business assets, any shortfall of cash flows generated by future operations in meeting the Company’s ongoing cash requirements, or any inability of the Company to renew or replace the current credit facility after its expiration in February 2005. Such financing alternatives could include selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling operating assets. Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company’s shareholders. As a component of the process of requesting any additional financing that may be required, management may approach FBR. However, there can be no assurance that such financing could be arranged on terms satisfactory to us or FBR, or at all.

Management Changes

The Company’s Acting Chief Financial Officer and Chief Information Officer, Kenneth Leighton, resigned in April and Manuel Occiano assumed the position of Acting Chief Financial Officer.

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

ITEM 8                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None

ITEM 8A    CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9                      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information required by this item is contained in our proxy or information statement filed with the Securities and Exchange Commission January, 2004 and is incorporated herein by reference.

Executive Compensation

The information required by this item is contained in our proxy or information statement to be filed with the Securities and Exchange Commission in January, 2004 and is incorporated herein by reference.

ITEM 10               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained in our proxy or information statement filed with the Securities and Exchange Commission in January, 2004 and is incorporated herein by reference.

ITEM 11               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in our proxy or information statement filed with the Securities and Exchange Commission in January, 2004 and is incorporated herein by reference.

PART IV

ITEM 12               EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

None

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

10.9	Forms of Secured Convertible Promissory Notes issued by the Company dated August 14, 2000 (incorporated by reference from August 29, 2000 Form 8-K, Exhibit 4.5)

10.10	Employment Agreement between RevCare and Fred McGee dated January 2, 2001

10.11	Revolving Note issued by the Company September 24, 2001

10.12	First Amendment to Promissory Note issued by the Company September 24, 2001 extending maturity date to January 2, 2003

10.13	Forms of First Amendment to Secured Convertible Promissory Notes issued by the Company dated August14, 2000 extending maturity date to January 2, 2003

10.14	Form of Secured Convertible Promissory Note issued by the Company dated September 19, 2002 (incorporated by reference from July 10, 2003 Form 8-K, Exhibit 10.18)

10.15	Form of Secured Promissory Note issued by the Company dated July 21, 2002 (incorporated by reference from July 10, 2003 Form 8-K, Exhibit 10.19)

*10.16	Form of Secured Promissory Note issued by the Company dated February 19, 2004 to FBR

*10.17	Form of Secured Promissory Note issued by the Company dated February 9, 2004 to Lighthouse

*10.18	Form of Secured Promissory Note issued by the Company dated March 16, 2004 to FBR

*10.19	Warrant to Purchase 100,000 Shares of Common Stocks dated August 5, 2004 issued to Bridge Bank

*10.20	Form of Secured Promissory Note issued by the Company dated December 29, 2004 to FBR

*21.1	Subsidiaries of the Registrant

*31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	CFO Certfication pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVCARE, INC.

Date: December 29, 2004

	By:	/s/ Manuel Occiano
Manuel Occiano President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date Signed

/s/ George McCabe, Jr.	Director	December 29, 2004
George McCabe, Jr.

/s/ Edward Wheeler	Director	December 29, 2004
Edward Wheeler

/s/ Manuel Occiano	Chief Executive Officer and Director	December 29, 2004
Manuel Occiano

/s/ Manuel Occiano	Acting Chief Financial Officer and	December 29, 2004
Manuel Occiano	Principal Accounting Officer

Index to Consolidated Financial Statements

The financial statements required Item 12 as follows:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of September 30, 2004

Consolidated Statements of Operations for the Years ended September 30, 2004 and 2003

Consolidated Statements of Shareholders’ Equity (Deficit) for the Years Ended September 30, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended September 30, 2004 and 2003

Notes to Consolidated Financial Statements

(1) Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required or not applicable, or the information is otherwise included.

Report of Independent Registered Public Accounting Firm

To RevCare, Inc.:

We have audited the accompanying consolidated balance sheet of RevCare, Inc. (a Nevada corporation) and subsidiaries as of September 30, 2004, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the two years in the period ended September 30, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RevCare, Inc. and subsidiaries as of September 30, 2004, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2004, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1, the Company incurred net losses of $2,034,380 and $3,572,112 for the years ended September 30, 2004 and 2003, respectively, and as of September 30, 2004, the Company’s current liabilities exceeded its current assets by $6,668,788 and had a deficit in shareholders’ equity of $3,045,488.  The Company also anticipates that it will not have sufficient cash flow to fund its operations through the end of fiscal 2005.  These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Mayer Hoffman McCann P.C.
MAYER HOFFMAN MCCANN P.C.

Los Angeles, California

December 22, 2004 (except with respect to the matter discussed in Note 13 as to which the date is December 29, 2004)

REVCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
September 30, 2004

ASSETS
Current assets:
Cash	$264,808
Restricted cash	1,332,658
Accounts receivable, net of allowance for doubtful accounts of $202,163	965,261
Prepaid expenses and other	378,506

Total current assets	2,941,233
Goodwill	6,865,293
Property and equipment, net	2,571,041
Note receivable from officer	100,000
Employee advances	90,000

Total assets	$12,567,567

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank overdraft	$18,063
Accounts payable	1,163,771
Collections payable to customers	1,874,181
Accrued liabilities	938,453
Lines of credit	276,284
Notes payable	625,000
Current portion of notes payable to vendors	27,015
Current portion of capital lease obligations	88,581
Current portion of notes payable to related parties	4,211,666
Current portion of financing obligation	387,007

Total current liabilities	9,610,021

Capital lease obligations, less current portion	88,524
Notes payable to vendors, less current portion	159,923
Note payable to Lighthouse	260,275
Notes payable to related parties, less current portion	551,811
Financing obligation, less current portion	4,942,501

Total liabilities	15,613,055

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY (DEFICIT):
Series A convertible, redeemable preferred stock, $0.001 par value, stated at $2 liquidation preference per share, 5,000,000 shares authorized; 345,000 shares issued and outstanding	690,000
Common stock, $0.001 par value; 55,000,000 shares authorized; 21,526,909 shares issued and outstanding	21,520
Paid-in capital	10,658,282
Accumulated deficit	(14,365,290)
(2,995,488)
Less common stock in treasury at cost, 33,000 shares	(50,000)

Total shareholders’ equity (deficit)	(3,045,488)

$12,567,567

The accompanying notes are an integral part of these consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

	2004	2003
REVENUES
Service fees	$7,935,250	$9,537,602
Sale of portfolio receivables	124,134	—
	8,059,384	9,537,602

OPERATING EXPENSES:
Salaries, wages and related benefits	4,059,313	5,730,064
Business segments operating expenses	1,235,496	1,719,089
Selling, general and administrative	2,995,067	4,248,596
Goodwill impairment expense	625,500	—
Depreciation and amortization	361,308	433,581
Total operating expenses	9,276,684	12,131,330
OPERATING LOSS	(1,217,300)	(2,593,728)
OTHER INCOME (EXPENSE):
Interest expense, net	(929,117)	(1,033,822)
Rental operations, net	101,907	38,065
Other	10,130	(9,592)
Total other expenses	(817,080)	(1,005,349)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(2,034,380)	(3,599,077)
INCOME TAX PROVISION	—	—
LOSS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(2,034,380)	(3,599,077)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES (INCLUDING GAIN ON SALE OF HELP OF $1,253,767 IN 2003)	—	1,603,293

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	(1,576,328)

NET LOSS	$(2,034,380)	$(3,572,112)

BASIC AND DILUTED LOSS PER SHARE:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.10)	$(0.17)
Income from discontinued operations, net of taxes (including gain on sale of HELP of $1,253,767 in 2003)	—	0.07

Cumulative effect of change in accounting principle	—	(0.07)
Net Loss	$(0.10)	$(0.17)

Weighted average shares used in all calculations (basic and diluted)	21,526,909	21,526,909

The accompanying notes are an integral part of these consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Deficit)
For the Years Ended September 30, 2004 and 2003

					Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity (Deficit)
	Series A Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

BALANCES, at September 30, 2002	345,000	$690,000	21,526,909	$21,520	$10,658,282	$(8,758,798)	$(50,000)	$2,561,004

Net Loss	—	—	—	—	—	(3,572,112)	—	(3,572,112)

BALANCES, at September 30, 2003	345,000	$690,000	21,526,909	$21,520	$10,658,282	$(12,330,910)	$(50,000)	$(1,011,108)

Net Loss	—	—	—	—	—	(2,034,380)	—	(2,034,380)

BALANCES, at September 30, 2004	345,000	$690,000	21,526,909	$21,520	$10,658,282	$(14,365,290)	$(50,000)	$(3,045,488)

The accompanying notes are an integral part of these consolidated financial statement.

REVCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(2,034,380)	$(3,599,077)
Adjustments to reconcile loss from continuing operations to net cash provided by(used in) continuing operations:
Depreciation and amortization	361,308	433,581
Loss on disposal of property and equipment	5,803	—
Goodwill impairment	625,500	—
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	702,941	367,168
Decrease (Increase) in notes receivable from customer	39,139	(39,139)
Increase in prepaid expenses and other	(28,969)	(344,433)
Increase in accounts payable	101,133	364,102
Increase (Decrease) in collections payable to customers	46,230	(347,195)
Decrease in accrued liabilities	(23,133)	(321,424)
Net cash used in continuing operations	(204,428)	(3,486,417)
Income from discontinued operations	—	349,526
Net cash used in- operating activities	(204,428)	(3,136,891)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,900)	(1,132)
Increase in restricted cash	(280,688)	(1,027,538)

Net cash used in investing activities	(283,588)	(1,028,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in lines of credit	(289,460)	120,910
Proceeds from note payable	625,000	—
Proceeds from note payable from Lighthouse	260,275	—
Net proceeds from financing obligation	—	5,786,633
Proceeds from related party notes payable	162,162	1,500,000
Proceeds from notes payable to vendors	188,936	—
Principal payments on financing obligations	(367,989)	(89,136)
Principal payments on notes payable to related parties	(225,000)	(411,048)
Principal payments on notes payable	(2,000)	—
Principal payments on mortgage note payable	—	(2,886,894)
Principal payments on capital lease obligations	(69,646)	(93,327)
Decrease in bank overdraft	(106,858)	(66,885)
Net cash provided by financing activities	175,420	3,860,253

NET DECREASE IN CASH	(312,596)	(305,308)
CASH, at beginning of year	577,404	882,712

CASH, at end of year	$264,808	$577,404

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest paid	$531,124	$615,605
Interest payable converted to debt	$19,369	$539,933

Exchange of HELP for reduction of debt	$—	$1,900,000

The accompanying notes are an integral part of these consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

September 30, 2004

1.               Organization and Basis of Presentation

RevCare, Inc. (formerly known as Cypress Financial Services, Inc.), a Nevada corporation, (together with its subsidiaries, the “Company”), provides accounts receivable management, administration, and debt collection services primarily to health care providers and consumer credit issuers.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business.  The Company generated net losses of $2,034,380 and $3,572,112 in fiscal years 2004 and 2003, respectively.  In addition, the Company had a deficit of $3,045,488 and a working capital deficit of $6,668,788 at September 30, 2004.  The working capital deficit includes $3,254,361 of principal and accumulated interest that the Company owes to its largest shareholder, FBR, which has provided funding to the Company in the past. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Management believes that the recent losses are primarily attributable to a decrease in revenues from its service lines which more than compensated for significant decreases in operating costs.  The Company lost more clients than it gained in 2004.  The Company’s cash balances may be diminished during 2005 due to many factors, including the use of cash for operations, changes in working capital, capital expenditures, repayment of outstanding notes payable and related interest and other factors. The number of major receivable management contracts for the Company in 2005 is expected to be a little higher than 2004 and we expect this trend to continue.  However, implementation and installation costs of new contracts will negatively impact the Company’s cash balances. Despite these factors, the Company believes that available funds and cash flows expected to be generated by current operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its operating segments for at least the next twelve months. However, the Company will not have sufficient cash to repay non-operating liabilities (primarily the Notes Payable and Financing Obligations)  and credit facilities that will be due during the next twelve months.

The Company will be required to consider other financing alternatives during the next twelve months or thereafter as a result of future business developments, including any acquisitions of business assets, any shortfall of cash flows generated by future operations in meeting the Company’s ongoing cash requirements, or if the Company was unable to renew or replace the current credit facility after its expiration in February 2005. Such financing alternatives could include selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling operating assets. No assurance can be given, however, that the Company could obtain such financing on terms favorable to the Company or at all. Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company’s shareholders. As a component of the process of requesting any additional financing that may be required, management may approach FBR. However, there can be no assurance that such financing could be arranged on terms satisfactory to us or FBR, or at all.

2.               Summary of Significant Accounting Policies

a.               Principles of Consolidation

The accompanying consolidated financial statements include the accounts of RevCare, Inc. and its wholly owned subsidiaries. All significant inter-company accounts have been eliminated in consolidation.

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

ii.  Sale of Portfolio Receivables and Securitized Residual Interest

We previously purchased charged-off accounts receivable portfolios.  Collections from these portfolios represented a portion of our revenues.  Portions of these portfolios were also sold to provide additional revenues.  We discontinued purchasing these portfolios in 1999 and subsequent to September 30, 2001, we sold our remaining portfolios and assets included in the Company’s 1998 securitization.  The terms of the sale included an immediate payment of $300,000 and a contingency payment of up to $350,000. As of September 30, 2004, the Company has received additional consideration of $124,134 from the buyer for collections received through April 2004 that were subject to the contingency payment.  This amount was recognized as revenue on sale of portfolio receivables in the accompanying financial statements and was settled by cash receipts of $79,037, revenue accrual of $13,000, the elimination of a $62,348 liability due to buyer and the collection of $30,251 accounts receivables. We also received an additional $50,000 subsequent to September 30, 2004.  Additional receipt of contingent payments will be dependent upon the success of the buyer in its collections; therefore, we are unable to predict the timing of any additional payments.

d.              Accounts Receivable and Allowance for Doubtful Accounts

As of September 30, 2004, accounts receivable and the related allowance for doubtful accounts were comprised of the following:

Billed receivables	$1,109,883

Unbilled receivables	57,541

Total	1,167,424

Allowance for doubtful accounts	(202,163)

Accounts receivable, net of allowance for doubtful accounts	$965,261

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

The Company has generally improved the size and quality of its clients, which has reduced the level of write-offs over the last fiscal year ended September 30, 2004. The financial condition of a potential client is reviewed to determine credit worthiness.  Should a potential client’s credit worthiness come into question, the Company has two options; either reject the engagement or accept the client as a “Net” remit client.  Under the “Net” remit option, the Company retains the portion of the collections that represent fees to the Company instead of remitting the entire amount collected and invoicing the client for the fees due.

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

i.      Restricted Cash

Restricted Cash is primarily comprised of cash in clients’ trust accounts and lease deposits. As a condition of the lease agreement dated May 21, 2003, the Company set aside $1,050,000 in a restricted account to collateralize the letters of credit used as deposits to the subsequent lease of the property (see Note 7).

j.      Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired.  The carrying value of goodwill is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment.  The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated useful lives of goodwill.

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

For the year ended September 30, 2004, the Company recognized a goodwill impairment expense of $625,500 related to the Physician Services segment.

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

For the years ended September 30, 2004 and 2003, the computations of basic and diluted EPS were as follows:

	Years Ended September 30,
	2004	2003

Loss from continuing operations before cumulative effect of change in accounting principle	$(2,034,380)	$(3,599,077)
Income from discontinued operations, net of taxes, including gain on sale of HELP of $1,253,767 in 2003	—	1,603,293
Cumulative effect of change in accounting principle	—	(1,576,328)
Net loss	$(2,034,380)	$(3,572,112)

Loss per share (basic and diluted):
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.10)	$(0.17)
Income from discontinued operations, net of taxes, including gain on sale of HELP of $1,253,767 in 2003	—	0.07
Cumulative effect of change in accounting principle	—	(0.07)
Net loss	$(0.10)	$(0.17)

Weighted average shares used in all calculations (basic and diluted)	21,526,909	21,526,909

For the periods presented there were no reconciling items in computing the basic and diluted EPS calculations for either the numerator or the denominator.

For the periods ended September 30, 2004 and 2003, the denominator in the diluted EPS computation was the same as the denominator for basic EPS due to the anti-dilutive effects of convertible preferred stock, warrants and stock options on the Company’s net loss.  As of September 30, 2004 and 2003, the Company had outstanding warrants, stock options and convertible preferred stock of 2,779,908 and 2,176,158,  respectively, that were anti-dilutive and excluded from the computation of dilutive EPS. Additionally, the computation of diluted net income (loss) per share excludes the effect common stock issuable upon conversion of the Convertible Notes (Note 6) since their inclusion would also have had an anti-dilutive effect.

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

m.    Stock Option Plan

As permitted under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue to account for its stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.”  Under APB 25, compensation expense is recognized over the vesting period based on the excess of the fair market value over the exercise price on the date of grant. It is the Company’s policy to issue options at fair market value or at a 10 percent premium over fair market value if the individual is a 10 percent or more shareholder. Since the exercise price never exceeds fair market value, there is no compensation expense to be realized.

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

The Company has granted 3,489,708 options under the Plan, of which 1,454,800 have been forfeited. These options are issued at fair market value or at a 10 percent premium over fair market value if the individual is a 10 percent or more shareholder. All options granted expire ten years from the date of grant. At September 30, 2004, there were 1,215,092 additional shares available for grant under the Plan.

During fiscal year 2004, the Company granted 1,000,000 options to certain employees at an exercise price of $0.50 per share.  No compensation expense was recorded.

A summary of the status of the Plan at September 30, 2004 and 2003 and changes during the years then ended is presented in the table and narrative below:

	September 30, 2004		September 30, 2003
		Weighted Average Exercise Price		Weighted Average Exercise Price
	Shares		Shares
Outstanding at beginning of year	1,094,908	$0.65	1,386,658	$0.65
Granted	1,000,000	0.50	50,000	0.50
Exercised	—	—	—	—
Forfeited	(60,000)	0.29	(341,750)	0.52

Outstanding at end of year	2,034,908	$0.59	1,094,908	$0.65
Exercisable at end of year	2,034,908	$0.59	1,091,574	$0.65

Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$0.25 – $1.03	1,766,308	7.0	$0.51
$2.75	268,600	2.0	$2.75
	2,034,908

The fair value of each option grant is estimated on the date of grant using the Black Scholes Option Pricing Model with the following assumptions in 2004 and 2003: weighted average risk-free interest rate of 3.4 and 5.1 percent; a weighted average volatility of 93.5 and 354.9 percent; an expected life of 5 and 5 years respectively; and no expected dividend yield. Under the accounting provisions of SFAS Statement 123, the proforma impact to Net Loss and Earnings Per Share is as follows:

		2004	2003
Net Loss:	As Reported	$(2,034,380)	$(3,572,112)
Less expense recorded in net loss		—	—
Plus pro forma compensation expense		(137)	(60,771)
Net Loss:	Pro Forma	$(2,034,517)	$(3,632,883)

Basic EPS:	As Reported	$(.10)	$(.17)
	Pro Forma	$(.10)	$(.17)
Diluted EPS:	As Reported	$(.10)	$(.17)
	Pro Forma	$(.10)	$(.17)

n.              Rental Operations

The Company leases a portion of its building to unrelated parties. Management allocates certain costs incurred to rental operations based on a ratio of square footage to the total square footage of the respective building. The results of rental operations for the years ended September 30, 2004 and 2003 are as follows:

	2004	2003

Rental income	$240,286	$188,998
Utilities and other	(138,379)	(150,933)
	$101,907	$38,065

o.     Recent Accounting Pronouncements

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

In June 2002, the FASB approved for issuance SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This Statement provides financial accounting and reporting guidance for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No.  146 is effective for exit or disposal activities initiated after December 31, 2002.  Previously issued financial statements should not be restated.  The provisions of EITF Issue 94-3 continue to apply for an exit activity initiated under an exit plan that met the criteria in EITF Issue 94-3 before the Statement’s initial application.  The implementation of this standard did not have a material effect upon the Company’s financial statements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, an amendment of FASB Statement No. 123.  The disclosure requirements of Statement 123, “Accounting for Stock-Based Compensation”, which apply to stock compensation plans of all companies, are amended to require certain disclosures about stock-based employee compensation plans in an entity’s accounting policy note.  Those disclosures include a tabular format of pro forma net income and, if applicable, earnings per share under the fair value method if the intrinsic value method is used in any period presented.  Pro forma information in a tabular format is also required in the notes to interim financial information if the intrinsic value method is used in any period presented.  Before amendment by SFAS No. 148, SFAS No. 123 required entities changing to the fair value method of accounting for stock-based employee compensation to account for the change in method prospectively.  The Board decided to provide a choice among three transition methods (the prospective method originally required by SFAS 123, the modified prospective method, and the retroactive restatement method) for entities voluntarily adopting the fair value method in periods beginning before December 16, 2003.  SFAS No. 123’s original prospective transition method will not be available to entities changing to the fair value method in fiscal years beginning after December 15, 2003.

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

The FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” – an interpretation of FASB Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34.  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  Implementation of these provisions of the Interpretation did not have a material impact on the Company’s consolidated financial statements.  The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ended after December 15, 2002, and have been adopted in the accompanying consolidated financial statements as of September 30, 2002 (see Note 9 (d)).

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. SFAS No. 123(R) offers the Company alternative methods of adopting this standard. At the present time, the Company has not yet determined which alternative method it will use and the resulting impact on its financial position or results of operations.

p.     Reclassification

Certain amounts in the accompanying 2003 consolidated financial statements have been reclassified to conform to the presentation used in 2004.

3.               Acquisition and Goodwill

On August 14, 2000, Cypress Financial Services, Inc. completed the purchase of all of the outstanding stock of Orange County Professional Service, Inc. (“OCPS”).  OCPS became a subsidiary of Cypress Financial Services, which changed its name to RevCare Inc.  Concurrent with this acquisition, OCPS acquired substantially all of the assets of RBA Rem-Care, Inc., Insource Medical Solutions, LLC and Hospital Employee Labor Pool, affiliates of OCPS.  This acquisition was accounted for using the purchase method of accounting.  The Company paid approximately $11,000,000 in cash and issued notes payable for $3,675,000.  The excess of the purchase price over the fair value of the net assets acquired of $10,773,940 was recorded as goodwill.  The operations of OCPS have been included in the accompanying consolidated financial statements from the date of acquisition. In 2003, we wrote off goodwill by $2,130,887 due to the impairment identified in connection with the adoption of SFAS No. 142 and the disposition of the Hospital Employee Labor Pool segment of our business (see Notes 2 and 12).  Also, in 2004, we recognized a goodwill impairment of $625,500 related to the Physician Services segment.

4.               Related Party Transactions

In 1998, as part of Mr. Manny Occiano’s original employment agreement, Mr. Occiano is eligible to participate in the management bonus pool to be established by the Board of Directors and is entitled, during 1999 only, to quarterly advances of $22,500 to be credited against the management bonus when earned.  Mr. Occiano received four such advances in 1999 amounting to $90,000.  This amount may be credited against future management bonuses when earned.  There have not been any advances made since 1999.  Mr. Occiano also received a loan of $100,000 to purchase 66,000 shares of common stock on the open market.  The loan is secured by a pledge of the common stock acquired and other assets and is a full recourse obligation.

In conjunction with the acquisition of OCPS, on August 14, 2000 the Company issued $3,675,000 of secured convertible promissory notes to shareholders and officers of OCPS, one of whom is still an employee of the Company. These notes have been paid and/or amended since that time.  One of the notes bears interest at 8% per annum and is payable through February 2007.  The remaining note bears interest at prime plus 4% per annum and is due in August 2005.  The principal balance of these notes at September 30, 2004 was $1,885,038.

On September 28, 2001, the Company entered into a revolving line of credit agreement with two officers of the Company.  The agreement permits borrowings up to $350,000 at the bank reference rate plus one percent.  The line of credit was unsecured and expired in June 2004.  As of June 30, 2004, the Company had fully paid its borrowings on this line of credit.

As of September 30, 2004, the total principal balance of the Company’s borrowings from FBR Financial Services Partners, L.P. (FBR), was $2,878,439 under secured convertible notes payable agreements. The significant attributes of these notes include the following:

•                  The maturity date is September 1, 2005 on notes totaling $2,722,325.

•                  Interest rates on the notes is the prime rate charged by the Company’s lender (4.75% at September 30, 2004) plus 4% per annum payable on the maturity date.

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

On February 19, 2004 and March 16, 2004 the Company entered into secured convertible notes payable agreements for $100,000 and $50,000, respectively, with FBR.  The notes bear interest at the prime rate, defined as the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks as recorded in the Wall Street Journal, (4.75% at September 30, 2004) plus four percent (4%), compounded quarterly.  The principal and all accrued interest are due on November 1, 2005, the maturity date of the notes. All or any portion of the unpaid principal balance and any accrued but unpaid interest outstanding under this Note may be converted (the “Optional Conversion”) at any time at the option of the Holder into fully paid and nonassessable shares of capital common stock of the Company (the “Stock”).  The number of shares of Stock into which this Note is to be converted shall be determined by dividing said unpaid principal balance and all accrued but unpaid interest by the Conversion Price.  The Conversion Price shall be calculated at the time of the Optional Conversion based on a Company valuation of 90% of 12 times the average prior 12 months monthly revenue prior to the Optional Conversion, the result will then be divided by the number of then outstanding shares on a fully converted basis.

The total interest expense on related party notes for the years ended September 30, 2004 and 2003 is $382,501 and $437,355, respectively.

The notes are secured by substantially all of the Company’s assets, including the shares in the Company’s subsidiary, Orange County Professional Services, Inc., pursuant to a security agreement.

5.               Property and Equipment

Property and equipment consists of the following at September 30, 2004:

Land	$866,575
Building	1,540,577
Furniture, fixtures and equipment	2,586,367
4,993,519
Less - Accumulated depreciation	(2,422,478)
$2,571,041

Depreciation expense for the years ended September 30, 2004 and 2003 totaled $361,308 and $433,581, respectively.

6.               Notes Payable and Lines of Credit

On February 11, 2003, the Company entered into a secured line of credit, which provides borrowing up to $2,500,000 at the bank’s reference rate of prime (the minimum amount this can be according to the terms of the agreement is 4.75% at September 30, 2004) plus 2.5 percent. The line automatically renews upon the one-year anniversary of the execution, and shall continue to renew each subsequent year, unless earlier termination by either party. The maximum amount we can borrow is contingent on and collateralized by qualified invoices, which will fluctuate from time to time depending on our business volume.  The outstanding balance on this line of credit at September 30, 2004 was $276,284, which was the maximum amount available to the Company under this line at that time.

In November 2003, the Company entered into a “Business Financing Modification Agreement” with Bridge bank whereby the Company borrowed $135,000.  The amount borrowed increased to $225,000 in January 2004 and the capacity to borrow was increased to $625,000 in February 2004.  The proceeds of the note were used for working capital.  The agreement, which bears interest at prime as published in the Wall Street Journal Western edition (4.75% at September 30, 2004) plus 4.3%, required the Company to make 12 monthly principal and interest payments of $19,694 through February 2005.  Under the Agreement, $625,000 is guaranteed by FBR.  The cost to the Company for this guarantee is 8% of the total $625,000 or $50,000 due within 30 days of the end of the term of the note.  The draws under these agreements amortize over twelve months.  As of August 5, 2004, the Company signed a “Business Financing Modification Agreement” which allowed the Company to advance the remaining amount of the $625,000 and only make interest payment each month.

On February 9, 2004 the Company entered into a secured convertible note payable agreement for $250,000 with the principal owner of Lighthouse (Lighthouse).  The note bears interest at the prime rate, defined as the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks as recorded in the Wall Street Journal, (4.75% at September 30, 2004) plus four percent (4%), compounded quarterly.  The principal and all accrued interest are due on November 1, 2005, the maturity date of the note. All or any portion of the unpaid principal balance and any accrued but unpaid interest outstanding under this Note may be converted (the “Optional Conversion”) at any time at the option of the Holder into fully paid and nonassessable shares of capital common stock of the Company (the “Stock”).  The number of shares of Stock into which this Note is to be converted shall be determined by dividing said unpaid principal balance and all accrued but unpaid interest by the Conversion Price.  The Conversion Price shall be calculated at the time of the Optional Conversion based on a Company valuation of 90% of 12 times the average prior 12 months monthly revenue prior to the Optional Conversion, the result will then be divided by the number of then outstanding shares on a fully converted basis.

During 2004, the Company agreed with a couple of vendors to convert its outstanding accounts payable into unsecured notes payable.  Under the terms of the agreements, the Company agreed to pay fixed monthly amortizations until the note is paid.  One of the notes bears interest rate of 4.25% per annum and expires in May 2013.  The other is a short-term note, which bears interest rate of 10% and expires in March 2005.

7.               Sale and Leaseback of Building

The Company had a mortgage note payable to a bank of $2,886,894, collateralized by land and a building, due in monthly payments of $25,984, bearing interest at an interest rate based on the yield of the U.S. Five Year Treasury Swap Rate (“the Index”) + 2.5 percent and no cap. Said rate will be fixed for five years and adjusted on the first business day of each five-year anniversary date of the promissory note dated December 19, 2000 through January 2021, at which time the entire principal balance becomes due and payable.

On May 21, 2003, the Company’s wholly owned subsidiary, Medical Control Services, Inc. (MCI), which held title to our corporate facility, completed the sale of the property to SCP Park Meadows, LLC (SCP).  On that same date, the Company entered into a Lease Agreement dated May 21, 2003 with SCP (the “Lease”). The net proceeds from the sale of the property, after paying off the existing mortgage on the property and paying commissions and expenses and depositing $1,050,000 to a restricted account to collateralize the letters of credit used as rent deposits related to the subsequent lease of the property, equaled $1,352,361. The transaction was accounted for as a financing transaction with no gain or loss recorded and the proceeds recorded as a liability.  The Lease provides, among other things, all of the following:

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

• security deposits in the form of two irrevocable letters of credits totaling $1,050,000, $400,000 of which is subject to release if we satisfy specified conditions no sooner than 12 months from the date of the transaction, May 21, 2004, the “Initial Release Date”.  As of September 30, 2004, the Company did not meet the specified conditions.

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

Accordingly, the future schedules maturities after September 2004, as disclosed below, reflect the amounts due under the Lease Agreement.

Future scheduled maturities of the Lease Agreement at September 30, 2004 are as follows:

Fiscal Years Ending September 30

2005	$647,244
2006	647,244
2007	647,244
2008	647,244
2009	647,244
Thereafter	3,667,716
$6,903,936
Less amounts representing interest	(1,574,428)
Present value of financing obligation	$5,329,508
Less current portion	(387,007)
Total	$4,942,501

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

The fair value of the warrant was estimated to be $415,000 on the date of grant using the Black Scholes pricing model with the following assumptions: weighted average risk-free interest rate of 4.5 percent; a weighted average volatility of 86.9 percent; an expected life of 6.75 years; and no expected dividend yield. This amount will be recognized in the income statement during the period the services are deemed to have been provided. During the year ended September 30, 1999, the Company recognized advisory fees of $100,000 relating to this warrant, no expense was recognized in subsequent years. Any remaining expense will be recognized in future periods if and when various conditions to vesting have been met.

On August 5, 2004, the Company issued a warrant to Bridge Bank, National Association to purchase up to 100,000 shares of the Company’s common stock in connection with their agreement to provide a credit facility (line of credit, see Note 6) to the Company. This warrant is subject to an exercise price of $.25 per share and expires on August 5, 2011. The warrant is exercisable in whole or in part and in 50,000 share increments, at any time on or before the expiration date.

The fair value of the warrant was estimated to be $200 on the date of the grant using the Black Scholes pricing model with the following assumptions: weighted average risk-free interest rate of 4.5 percent; a weighted average volatility of 86.9 percent; an expected life of 5 years; and no expected dividend yield. The amount is not deemed material to the fair presentation of the Company’s financial statements; hence, no expense was recorded during this fiscal year related to this warrant.

9.               Commitments and Contingencies

a.                                       Lessee - The Company leases certain office space and equipment under non-cancelable operating and capital leases that expire at various times through fiscal 2007.  Future annual minimum lease payments, in the aggregate, under operating and capital leases at September 30, 2004 (excluding the lease of the building discussed in Note 7) are as follows:

Year Ending September 30

	Operating	Capital

2005	$11,382	$111,508
2006	11,382	68,565
2007	1,897	32,800

Total minimum lease payments	$24,661	$212,873

Less – Amounts representing interest		35,768
Present value of capital lease obligations		177,105
Less – current portion		88,581

		$88,524

Rent expense under all operating leases totaled $63,305 in 2004 and $64,859 in 2003.

b.                                      Lessor - As discussed in Note 2, the Company sub-leases a portion of its building to unrelated entities under operating leases which expire at various times through fiscal 2008. The Company leases to several tenants on a month-to-month basis. Future annual collections under non-cancelable operating leases as of September 30, 2004 are scheduled as follows:

Years Ending September 30,

2005	$239,932
2006	194,632
2007	114,047
2008	108,427

$657,038

c.               Employment Agreements

Chief Executive Officer Manuel Occiano’s employment contract expired in May 2003.  At this time, the employment contract has not been renewed and Mr. Occiano’s employment is considered to be at will.

On August 29, 2003, Senior Vice President of Sales and Marketing Executive Robert Perez’ employment contract was extended to September 1, 2005 as part of the restructuring and extension of the note payable to Mr. Perez.  Also on the same date, as part of the terms of the Exchange Agreement with Russell and Suzette Mohrmann and their affiliate Hospital Employee Labor Pool (HELP), Russell Mohrmann’s employment with the Company was terminated.

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

f.                 Other

As discussed in Note 2, the practice of transferring funds collected on behalf of certain California-based delinquent debt clients to operating accounts or delay in remitting funds might be deemed a breach of the Company’s obligations. In July 2003, the Company reported that it has discontinued this practice and has taken steps to reduce the collections payable balance. The Company believes that a potential consequence of any such potential breach is that certain of our California-based delinquent debt collection clients may feel damaged and may request compensation. To the extent the Company is unable to reach an agreement with entities that request compensation, such entities may initiate legal efforts to pursue claims against the Company. In connection with the process to reduce the collections payable balance owed to certain of the Company’s California-based delinquent debt collection clients, the Company, as previously reported in 2003, began contacting those clients and started paying this obligation including any related interest. In 2004, the Company has reached 459 of 720 of these former clients and paid amounts due to them including interest payments. As of September 30, 2004, we still have to notify and reimburse 261 clients for collections received on their behalf resulting from past practice. Accordingly, $1,080,416 is included in Collections Payable to Customers related to these former clients. This amount includes accrued interest of $83,079. We will continue to reimburse and pay interest on the amounts due to these former clients as funds are available. However, the Company cannot estimate at this time when all liabilities related to this matter can be paid in full.

We have provided copies of our reports on Form 8-K filed on July 10, 2003 and August 15, 2003, respectively, to the Division of Enforcement of the Securities and Exchange Commission. Since that time, the SEC has notified the Company that it has begun an informal investigation involving the Company.  We are cooperating with the SEC in this process.  No provision has been included in the Financial Statements for the impact of an unfavorable outcome, if any, should occur.

10.                     Income Taxes

The benefits for income taxes for the years ended September 30, 2004 and 2003 are shown in the table below:

	2004	2003
Federal:
Current	$—	$—
Deferred	—	—
State:
Current	—	—
Deferred	—	—

Total tax benefit	$—	$—

A reconciliation of the total tax benefit from the Federal statutory rate of 34 percent is as follows:

	2004	2003

Federal statutory tax rate	(34.0)%	(34.0)%
State income taxes, net of Federal income tax benefit	(5.8)	(8.6)
Other	6.0	6.0
Valuation Allowance	33.8	36.6

Actual tax benefit	—%	—%

Because certain items of income and expense are not recognized in the same year in the Company’s financial statements as in its Federal and California tax returns, deferred assets and liabilities are created.  As of September 30, 2004, the accompanying consolidated balance sheet reflects no deferred tax assets. The net deferred tax assets as of September 30, 2004 are disclosed in the table below:

Deferred tax assets:
Allowance for doubtful accounts	$80,530
Vacation accrual	41,947
Deferred gain on sale of building	1,431,174
Net operating loss	3,216,447
Warrants	42,840
Other	42,460
Total deferred tax assets	4,855,398

Deferred tax liabilities:
Securitization	(626,283)
Other	(529)
Total deferred tax liabilities	(626,812)
Net deferred tax asset	4,228,586
Valuation allowance	(4,228,586)
Net deferred tax asset	$—

As of September 30, 2004, the Company had approximately $6.6 million and $3.3 million of federal and state net operating loss carry forwards, respectively.  The federal amount is available to offset future taxable income, which expire in various years through 2024.  The state amount has been deferred by legislative action and will not be available for use for two years beginning with the fiscal year ending September 30, 2003.

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

Below is a summary statement of operations for the twelve months ended September 30, 2004 and 2003. The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. Certain assumptions are made concerning the allocations of costs between segments that may influence relative results, most notably, allocations of various types of technology, legal, recruiting and training costs. Management believes that the allocations utilized below are reasonable and consistent with the way it manages the business.

The following table summarizes the results of our operating units for the twelve months ended September 30, 2004 and 2003:

For the twelve months ended September 30, 2004:

	Recovery		Physician Services		Reimbursement Solutions		Total
Revenue	$5,224,211	100%	$1,133,022	100%	$1,702,151	100%	$8,059,384	100%
Direct Labor	1,448,713	28%	810,456	71%	788,645	46%	3,047,814	38%
Indirect Labor	581,136	11%	212,268	19%	218,095	13%	1,011,499	13%
Other Expenses	856,616	16%	248,447	22%	130,433	8%	1,235,496	15%
Total Expenses	2,886,465	55%	1,271,171	112%	1,137,173	67%	5,294,809	66%

	$2,337,746	45%	$(138,149)	-12%	$564,978	33%	$2,764,575	34%
Selling, general & administrative expenses							(2,995,067)	-37%
Goodwill impairment							(625,500)	-8%
Depreciation & amortization							(361,308)	-4%

Operating loss							$(1,217,300)	-15%

For the twelve months ended September 30, 2003:

	Recovery		Physician Services		Reimbursement Solutions		Total
Revenue	$4,912,359	100%	$2,056,578	100%	$2,568,665	100%	$9,537,602	100%
Direct Labor	1,613,871	33%	1,472,256	72%	1,183,395	46%	4,269,522	45%
Indirect Labor	678,150	14%	453,331	22%	329,061	13%	1,460,542	15%
Other Expenses	1,080,189	22%	540,150	26%	98,750	4%	1,719,089	18%
Total Expenses	3,372,210	69%	2,465,737	120%	1,611,206	63%	7,449,153	78%

	$1,540,149	31%	$(409,159)	-20%	$957,459	37%	$2,088,449	22%
Selling, general & administrative expenses							(4,248,596)	-45%
Depreciation & amortization							(433,581)	-5%

Operating loss							$(2,593,728)	-27%

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

In connection with the disposition, the Company wrote off the remaining goodwill attributable to this segment of $554,559, de-recognized the $1.9 million amount payable to Mr. Mohrmann, and recognized a gain of $1,253,767.  The results of operations attributable to the Staffing Business have been shown as discontinued operations for the year ended September 30, 2003 in the accompanying consolidated statements of operations.

The following table summarizes the results of operations for the Temporary Staffing Division for the twelve months ended September 30, 2003:

For the twelve months ended September 30, 2003:

Revenue	$2,040,654	100%
Direct Labor	1,510,251	74%
Indirect Labor	123,387	6%
Other Expenses	57,490	3%
Total Expenses	1,691,128	83%

Operating income (loss)	$349,526	17%

13.            Subsequent Events

On December 1, 2004, we entered into an agreement with Administaff, Inc., under which we have outsourced the Human Resource related functions for all our employees for Southern California and Las Vegas.

On December 29, 2004 the Company entered into secured convertible note payable agreement for $100,000 with FBR.  The note bears interest at the prime rate, defined as the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks as recorded in the Wall Street Journal, (4.75% at September 30, 2004) plus four percent (4%), compounded quarterly.  The principal and all accrued interest are due on November 1, 2005, the maturity date of the notes. All or any portion of the unpaid principal balance and any accrued but unpaid interest outstanding under this Note may be converted (the “Optional Conversion”) at any time at the option of the Holder into fully paid and nonassessable shares of capital common stock of the Company (the “Stock”).  The number of shares of Stock into which this Note is to be converted shall be determined by dividing said unpaid principal balance and all accrued but unpaid interest by the Conversion Price.  The Conversion Price shall be calculated at the time of the Optional Conversion based on a Company valuation of 90% of 12 times the average prior 12 months monthly revenue prior to the Optional Conversion, the result will then be divided by the number of then outstanding shares on a fully converted basis.