Form 10QSB
period 2004-12-31
REVCARE INC
filed 2005-02-14
CIK 811510

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 14, 2005 the issuer had 21,526,909 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes ☐  No ☒

REVCARE, INC.

FORM 10-QSB

REVCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2004

(UNAUDITED)

ASSETS
Current assets:
Cash	$75,579
Restricted cash	1,286,624
Accounts receivable, net of allowance for doubtful accounts of $188,478	641,182
Prepaid expenses and other	359,285

Total current assets	2,362,670
Goodwill	6,865,293
Property and equipment, net	2,487,634
Note receivable from officer	100,000
Employee advances	90,000

Total assets	$11,905,597

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank overdraft	$77,086
Accounts payable	1,149,173
Accounts payable to a related party	45,140
Collections payable to customers	1,806,983
Accrued liabilities	1,061,580
Lines of credit	197,672
Notes payable	625,000
Current portion of notes payable to vendors	21,808
Current portion of capital lease obligations	86,491
Current portion of notes payable to related parties	4,376,359
Notes payable to Lighthouse	266,022
Current portion of financing obligation	391,913

Total current liabilities	10,105,227

Notes payable to vendors, less current portion	158,365
Capital lease obligations, less current portion	76,063
Notes payable to related parties, less current portion	349,008
Financing obligation, less current portion	4,842,663

Total liabilities	15,531,326

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS’ EQUITY (DEFICIT):
Series A convertible, redeemable preferred stock, $0.001 par value, stated at $2 liquidation preference per share, 5,000,000 shares authorized; 345,000 shares issued and outstanding	690,000
Common stock, $0.001 par value; 55,000,000 shares authorized; 21,526,909 shares issued and outstanding	21,520
Paid-in capital	10,658,282
Accumulated deficit	(14,945,531)
(3,575,729)
Less common stock in treasury at cost, 33,000 shares	(50,000)

Total shareholders’ equity (deficit)	(3,625,729)

$11,905,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

(UNAUDITED)

	2004	2003
REVENUES
Service fees	$1,625,214	$1,964,637
Sale of portfolio receivables	37,000	—
	1,662,214	1,964,637

OPERATING EXPENSES:
Salaries, wages and related benefits	907,796	1,140,923
Business segment operating expenses	292,217	239,278
Selling, general and administrative	780,115	661,395
Depreciation and amortization	83,407	96,507
	2,063,535	2,138,103
OPERATING LOSS	(401,321)	(173,466)
OTHER INCOME (EXPENSE):
Interest expense, net	(226,036)	(235,971)
Rental operations, net	47,116	21,634
	(178,920)	(214,337)

LOSS BEFORE INCOME TAXES	(580,241)	(387,803)
INCOME TAX PROVISION	—	—

NET LOSS	$(580,241)	$(387,803)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.02)

Weighted average shares used in all calculations (basic and diluted)	21,526,909	21,526,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

(UNAUDITED)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(580,241)	$(387,803)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	83,407	96,507
Interest accrued on note payable from Lighthouse	5,747	—
Interest accrued on related party notes payable	3,404	—
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	324,079	412,631
Decrease (increase) in prepaid expenses and other	19,221	(68,214)
Increase in accounts payable	33,713	321,612
Payment on accounts payable to a related party	(3,171)	—
Decrease in collections payable to customers	(67,198)	(146,426)
Increase (decrease) in accrued liabilities	123,127	(122,759)

Net cash (used in) provided by operating activities	(57,912)	105,548

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in restricted cash	46,034	(395,181)

Net cash provided by (used in) investing activities	46,034	(395,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in lines of credit	(78,612)	(170,423)
Proceeds from note payable	—	135,000
Principal payments on notes payable to vendors	(6,765)	—
Principal payments on financing obligation	(94,932)	(90,266)
Principal payments on related party notes payable	(41,514)	(75,000)
Principal payments on notes payable	—	(22,500)
Principal payments on capital lease obligations	(14,551)	(23,976)
Increase in bank overdraft	59,023	31,091

Net cash used in financing activities	(177,351)	(216,074)

NET DECREASE IN CASH	(189,229)	(505,707)
CASH, at beginning of period	264,808	577,404

CASH, at end of period	$75,579	$71,697

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest paid	$118,485	$122,503
Interest payable converted to debt	$9,151	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

(UNAUDITED)

1.                                       Quarterly Information

The accompanying condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all disclosures that would be presented in the Annual Report on Form 10-KSB of RevCare, Inc., a Nevada corporation (together with its subsidiaries, the Company). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s 2004 Annual Report on Form 10-KSB.

The information furnished reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of consolidated financial position and consolidated results of operations for the interim periods. The operating results are not necessarily indicative of results to be expected for the year ending September 30, 2005.

2.                                       Organization and Basis of Presentation

RevCare, Inc.(formerly known as Cypress Financial Services, Inc.) provides accounts receivable management, administration, and debt collection services primarily to health care providers and consumer credit issuers.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business.  The Company generated net losses of $2,034,380 for fiscal year  ended  September 30, 2004 and  $580,241 for the three months ended December 31, 2004.  In addition, the Company had total shareholders’ deficit of $3,625,729 and a working capital deficit of $7,742,557 at December 31, 2004.  The working capital deficit includes $3,318,997 of principal and accumulated interest that the Company owes to its largest shareholder, FBR, which has provided funding to the Company in the past. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  The Company continues to make operational changes and seek financing transactions designed to meet the Company’s liquidity requirements.

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

The Company will be required to consider other financing alternatives during the next twelve months or thereafter as a result of future business developments, including any acquisitions of business assets, any shortfall of cash flows generated by future operations in meeting the Company’s ongoing cash requirements, or if the Company was unable to renew or replace the current credit facility after its expiration in February 2006. Such financing alternatives could include selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling operating assets. No assurance can be given, however, that the Company could obtain such financing on terms favorable to the Company or at all. Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company’s shareholders. As a component of the process of requesting any additional financing that may be required, management may approach FBR. However, there can be no assurance that such financing could be arranged on terms satisfactory to us or FBR, or at all.

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

ii.               Sale of Portfolio Receivables and Securitized Residual Interest

We previously purchased charged-off accounts receivable portfolios.  Collections from these portfolios represented a portion of our revenues.  Portions of these portfolios were also sold to provide additional revenues.  We discontinued purchasing these portfolios in 1999 and subsequent to September 30, 2001, we sold our remaining portfolios and assets included in the Company’s 1998 securitization.  The terms of the sale included an immediate payment of $300,000 and a contingency payment of up to $350,000. As of December 31, 2004, the Company has received additional consideration of $161,134 from the buyer for collections received through December 2004 that were subject to the contingency payment.  The amount that was recognized as revenue on sale of portfolio receivables in the three month ended December 31, 2004  was $37,000.  Additional receipt of contingent payments will be dependent upon the success of the buyer in its collections; therefore, we are unable to predict the timing of any additional payments.

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

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.”  SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  Upon adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life but is instead subject to periodic testing for impairment.  The Company adopted this Statement and completed its initial impairment test for goodwill as of October 1, 2002.  As a result of this assessment, the Company determined that one of its segments, HELP, was impaired and recorded an impairment charge of $1,576,328 in the quarter ended December 31, 2002. The impairment was reported as a cumulative effect of a change in accounting principle.

For the year ended September 30, 2004, the Company recognized a goodwill impairment expense of $625,500 related to the Physician Services segment.  There were no goodwill impairment recorded in the three months ended December 31, 2004.

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

For the three months ended December 31, 2004 and 2003, the computations of basic and diluted EPS were as follows:

	Three Months Ended December 31,
	2004	2003
Net loss	$(580,241)	$(387,803)
Net loss per share (basic and diluted)	$(0.03)	$(0.02)

Weighted average shares used in all calculations (basic and diluted)	21,526,909	21,526,909

For the periods presented there were no reconciling items in computing the basic and diluted EPS calculations for either the numerator or the denominator.

For the periods ended December 31, 2004 and 2003, the denominator in the diluted EPS computation was the same as the denominator for basic EPS due to the anti-dilutive effects of convertible preferred stock, warrants and stock options on the Company’s net loss.  As of December 31, 2004 and 2003, the Company had outstanding warrants, stock options and convertible preferred stock of 2,779,908 shares and 2,176,158 shares, respectively, that were anti-dilutive and excluded from the computation of dilutive EPS. Additionally, the computation of diluted net income per share excludes the effect common stock issuable upon conversion of the Convertible Notes (Notes 5 and 6) since their inclusion would also have had an anti-dilutive effect.

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

The Company has granted 3,489,708 options under the Plan, of which 1,509,150 have been forfeited. These options are issued at fair market value or at a 10 percent premium over fair market value if the individual is a 10 percent or more shareholder. All options granted expire ten years from the date of grant. At December 31, 2004, there were 1,269,442 additional shares available for grant under the Plan.

During fiscal year 2004, the Company granted 1,000,000 options to certain employees at an exercise price of $0.50 per share.  No compensation expense was recorded.

The fair value of each option grant is estimated on the date of grant using the Black Scholes Option Pricing Model with the following assumptions in 2005 and 2004: weighted average risk-free interest rate of 3.4 and 5.1 percent; a weighted average volatility of 93.5 and 354.9 percent; an expected life of 5 and 5 years respectively; and no expected dividend yield. Under the accounting provisions of SFAS Statement 123, the proforma impact to Net Loss and Earnings Per Share is as follows:

		Three Months Ended December 31,
		2004	2003
Net Loss:	As Reported	$(580,241)	$(387,803)
Less expense recorded in net loss		—	—
Plus pro forma compensation expense		(328)	—

Net Loss:	Pro Forma	$(580,569)	$(387,803)

Basic EPS:	As Reported	$(.03)	$(.02)
	Pro Forma	$(.03)	$(.02)
Diluted EPS:	As Reported	$(.03)	$(.02)
	Pro Forma	$(.03)	$(.02)

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

o.              Reclassification

Certain amounts in the accompanying fiscal 2004 consolidated financial statements have been reclassified to conform to the fiscal 2005 presentation.

4.                                       Property and Equipment

Property and equipment consists of the following at December 31, 2004:

Land	$866,575
Building	1,540,577
Equipment and furnishings	2,586,367

4,993,519
Less - Accumulated depreciation	(2,505,885)

$2,487,634

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

In conjunction with the acquisition of Orange County Professional Services, Inc. (OCPS), on August 14, 2000 the Company issued $3,675,000 of secured convertible promissory notes to shareholders and officers of OCPS, one of whom is still an employee of the Company. These notes have been paid and/or amended since that time.  One of the notes bears interest at 8% per annum and is payable through February 2007.  The remaining notes bear interest at the Prime rate of interest charged by the Company’s lender per annum (5.25% at December 31, 2004) plus 4% payable on September 1, 2005, the maturity date of the notes.  The principal balance of these notes at December 31, 2004 was $1,843,524.

On September 28, 2001, the Company entered into a revolving line of credit agreement with two officers of the Company.  The agreement permits borrowings up to $350,000 at the bank reference (5.25% at December 31, 2004) rate plus one percent.  The line of credit is unsecured and expired in June 2004.  As of December 31, 2004, the Company had fully paid its borrowings on this line of credit.

As of  December 31, 2004, the total principal balance of the Company’s borrowings from FBR Financial Services Partners, L.P. (FBR), was $2,881,842  under secured convertible notes payable agreements. The significant attributes of these notes include the following:

•                  The maturity date is September 1, 2005 on notes totaling $2,722,325.

•                  Interest rates on the notes is the prime rate charged by the Company’s lender (5.25% at December 31, 2004) plus 4% per annum payable on the maturity date.

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

On February 19 and March 16, 2004 the Company entered into secured convertible notes payable agreements for $100,000 and $50,000, respectively, with FBR.  The notes bear interest at the prime rate, defined as the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks as recorded in the Wall Street Journal, (5.25% at December 31, 2004) plus four percent (4%), compounded quarterly.  The principal and all accrued interest are due on November 1, 2005, the maturity date of the notes. All or any portion of the unpaid principal balance and any accrued but unpaid interest outstanding under this Note may be converted (the “Optional Conversion”) at any time at the option of the Holder into fully paid and nonassessable shares of capital common stock of the Company (the “Stock”).  The number of shares of Stock into which this Note is to be converted shall be determined by dividing said unpaid principal balance and all accrued but unpaid interest by the Conversion Price.  The Conversion Price shall be calculated at the time of the Optional Conversion based on a Company valuation of 90% of 12 times the average prior 12 months monthly revenue prior to the Optional Conversion, the result will then be divided by the number of then outstanding shares on a fully converted basis.

The total interest expense on related party notes for the three-month period ended December 31, 2004 is $100,686.

The notes are secured by substantially all of the Company’s assets, including the shares in the Company’s subsidiary, OCPS, pursuant to a security agreement.

On December 29, 2004 the Company entered into secured convertible note payable agreement for $100,000 with FBR.  The note bears interest at the prime rate, defined as the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks as recorded in the Wall Street Journal, (5.25% at December 31, 2004) plus four percent (4%), compounded quarterly.  The principal and all accrued interest are due on November 1, 2005, the maturity date of the notes. All or any portion of the unpaid principal balance and any accrued but unpaid interest outstanding under this Note may be converted (the “Optional Conversion”) at any time at the option of the Holder into fully paid and nonassessable shares of capital common stock of the Company (the “Stock”).  The number of shares of Stock into which this Note is to be converted shall be determined by dividing said unpaid principal balance and all accrued but unpaid interest by the Conversion Price.  The Conversion Price shall be calculated at the time of the Optional Conversion based on a Company valuation of  90% of 12 times the average prior 12 months monthly revenue prior to the Optional Conversion, the result will then be divided by the number of then outstanding shares on a fully converted basis.  This note was funded in January 2005 (see Note 11).

6.                                       Notes Payable and Lines of Credit

On February 11, 2003, the Company entered into a secured line of credit, which provides borrowing up to $2,500,000 at the bank’s reference rate of prime (the minimum amount this can be according to the terms of the agreement is 5.25% at December  31, 2004) plus 2.5 percent. The line automatically renews upon the one-year anniversary of the execution, and shall continue to renew each subsequent year, unless earlier termination by either parties. The maximum amount we can borrow is contingent on and collateralized by qualified invoices, which will fluctuate from time to time depending on our business volume.  The outstanding balance on this line of credit at December 31, 2004 was $197,672, which was the maximum amount available to the Company under this line at that time.

In November 2003, the Company entered into a “Business Financing Modification Agreement” with Bridge bank whereby the Company borrowed $135,000.  The amount borrowed increased to $225,000 in January 2004 and the capacity to borrow was increased to $625,000 in February 2004.  The proceeds of the note were used for working capital.  The agreement, which bears interest at prime as published in the Wall Street Journal Western edition  (5.25% at December 31, 2004) plus 4.3%, required the Company to make 12 monthly principal and interest payments of $19,694 through February 2005.  Under the Agreement, $625,000 is guaranteed by FBR.  The cost to the Company for this guarantee is 8% of the total $625,000 or $50,000 due within 30 days of the end of the term of the note.  The draws under these agreements amortize over twelve months.  As of August 5, 2004, the Company signed a “Business Financing Modification Agreement” which allowed the Company to advance the remaining amount of the $625,000 and only make interest payment each month.

On February 9, 2004 the Company entered into a secured convertible note payable agreement for $250,000 with the principal owner of Lighthouse (Lighthouse).  The note bears interest at the prime rate, defined as the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks as recorded in the Wall Street Journal, (5.25% at December 31, 2004) plus four percent (4%), compounded quarterly.  The principal and all accrued interest are due on November 1, 2005, the maturity date of the note. All or any portion of the unpaid principal balance and any accrued but unpaid interest outstanding under this Note may be converted (the “Optional Conversion”) at any time at the option of the Holder into fully paid and nonassessable shares of capital common stock of the Company (the “Stock”).  The number of shares of  Stock into which this Note is to be converted shall be determined by dividing said unpaid principal balance and all accrued but unpaid interest by the Conversion Price.  The Conversion Price shall be calculated at the time of the Optional Conversion based on a Company valuation of 90% of 12 times the average prior 12 months monthly revenue prior to the Optional Conversion, the result will then be divided by the number of then outstanding shares on a fully converted basis.

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

• security deposits in the form of two irrevocable letters of credits totaling $1,050,000, $400,000 of which is subject to release if we satisfy specified conditions no sooner than 12 months from the date of the transaction, May 21, 2004, the “Initial Release Date”.  As of December 31, 2004, the Company did not meet the specified conditions.

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

8.                                       Income Taxes

Income tax expense for the periods presented is based on the estimated effective tax rate to be incurred for the year. Because certain items of income and expense are not recognized in the same year in the consolidated financial statements of the Company as in its Federal and California tax returns, deferred assets and liabilities are created. Due to the uncertainty of the Company’s ability to realize its deferred tax assets, a valuation allowance for the full amount of net deferred tax assets has been recorded at December 31, 2004.

9.                                       Reportable Business Segments

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

Below is a summary of the operating information by segment for the three months ended December 31, 2004 and 2003, respectively.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. Certain assumptions are made concerning the allocations of costs between segments that may influence relative results, most notably, allocations of various types of technology, legal, recruiting and training costs. Management believes that the allocations utilized below are reasonable and consistent with the way it manages the business.

The following table summarizes the results of our reportable segments for the three months  ended December 31, 2004 and 2003:

For the three months ended December 31, 2004

	Recovery		Physician Services		Reimbursement Solutions		Total
Revenue	$1,116,001	100%	$217,688	100%	$328,525	100%	$1,662,214	100%
Direct Labor	326,391	29%	150,347	69%	188,666	58%	665,404	40%
Indirect Labor	142,948	13%	50,169	23%	49,275	15%	242,392	15%
Other Expenses	161,467	15%	60,850	28%	69,900	21%	292,217	18%
Total Expenses	630,806	57%	261,366	120%	307,841	94%	1,200,013	72%

	$485,195	43%	$(43,678)	-20%	$20,684	6%	$462,201	28%

Selling, general & administrative expenses							(780,115)	-47%
Depreciation & amortization							(83,407)	-5%

Operating loss							$(401,321)	-24%

For the three months ended December 31, 2003

	Recovery		Physician Services		Reimbursement Solutions		Total
Revenue	$1,167,014	100%	$343,373	100%	$454,250	100%	$1,964,637	100%
Direct Labor	356,424	31%	260,411	76%	219,883	48%	836,718	43%
Indirect Labor	145,085	12%	86,496	25%	72,624	16%	304,205	15%
Other Expenses	157,558	14%	66,808	19%	14,912	3%	239,278	12%
Total Expenses	659,067	57%	413,715	120%	307,419	68%	1,380,201	70%

	$507,947	43%	$(70,342)	-20%	$146,831	32%	$584,436	30%
Selling, general & administrative expenses							(661,395)	-35%
Depreciation & amortization							(96,507)	-5%

Operating loss							$(173,466)	-9%

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

f.                 Other –  As discussed in Note 3, the practice of transferring funds collected on behalf of certain California-based delinquent debt clients to operating accounts or delay in remitting funds might be deemed a breach of the Company’s obligations. In July 2003, the Company reported that it has discontinued this practice and has taken steps to reduce the collections payable balance. The Company believes that a potential consequence of any such potential breach is that certain of our California-based delinquent debt collection clients may feel damaged and may request compensation. To the extent the Company is unable to reach an agreement with entities that request compensation, such entities may initiate legal efforts to pursue claims against the Company. In connection with the process to reduce the collections payable balance owed to certain of the Company’s California-based delinquent debt collection clients, the Company, as previously reported in 2003, began contacting those clients and started paying this obligation including any related interest. As of December 31, 2004, the Company has reached 524 of 720 of these former clients and paid amounts due to them including interest payments. As of December 31, 2004, we still have to notify and reimburse 196 clients for collections received on their behalf resulting from past practice. Accordingly, $1,055,013 is included in Collections Payable to Customers related to these former clients. This amount includes accrued interest of $85,815. We will continue to reimburse and pay interest on the amounts due to these former clients as funds are available. However, the Company cannot estimate at this time when all liabilities related to this matter can be paid in full.

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

11.  Subsequent Event

In January 2005, the Company received the proceeds of two secured convertible notes payables aggregating $250,000 entered into on December 29, 2004 and January 27, 2005 with FBR. The notes payable agreements are for $100,000 and $150,000, respectively, and bear interest at the prime rate, defined as the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks as recorded in the Wall Street Journal, (5.25% at December 31, 2004) plus four percent (4%), compounded quarterly.  The principal and all accrued interest are due on November 1, 2005, the maturity date of the notes. All or any portion of the unpaid principal balance and any accrued but unpaid interest outstanding under these Notes may be converted (the “Optional Conversion”) at any time at the option of the Holder into fully paid and nonassessable shares of capital common stock of the Company (the “Stock”).  The number of shares of Stock into which this Note is to be converted shall be determined by dividing said unpaid principal balance and all accrued but unpaid interest by the Conversion Price.  The Conversion Price shall be calculated at the time of the Optional Conversion based on a Company valuation of  90% of 12 times the average prior 12 months monthly revenue prior to the Optional Conversion, the result will then be divided by the number of then outstanding shares on a fully converted basis.

Item 2              Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report.  Certain statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as elsewhere in this Quarterly Report on Form 10-QSB, are forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, without limitation, statements using words such as “may,” “potential,” “expects,” “believes,” “estimates,” “plans,” “intends,” “anticipates,” and similar expressions.  These forward-looking statements are subject to risks and uncertainties that could cause actual results to vary materially from those expressed, implied or projected by such statements.  Certain factors that might cause a difference as well as other risks are detailed in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004.  These forward-looking statements speak only as of the date hereof.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based.

Results of Operations:

Recovery Operations

Net Fees generated from collection activities on receivables that the Company manages on behalf of fee-for-service clients showed an increase of $51,013 for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. This increase is attributable to a net gain on sale of portfolio receivables of $37,000 and improved collections on existing account inventory.  Direct Labor as a percentage of revenue showed a decrease of 2% for the three-month period ended December 31, 2004 as compared to the same period ended December 31, 2003 due to the application of initiatives designed to reduce direct operating costs and improve employee productivity during the periods presented which include, among other initiatives, the utilization of offshore processes. Indirect Labor and other operating expenses remained relatively unchanged. The changes in Net Fees and related expenses resulted in a decrease in contribution from this segment’s operations of approximately $22,752 during the comparable three-month period ended December 31, 2004 and 2003.

Physician Services

Revenue received for services to physician service organizations decreased to $217,688 for the three-month period ended December 31, 2004, as compared to $343,373 for same period in 2003, due primarily to the reduction in client base in this segment.  Significant cost reductions were made resulting in a decrease in direct and indirect labor costs of $146,391 between the two comparable three-month periods ended December 31, 2004 and 2003.  Additionally, non-labor operating expenses decreased by $5,958 during the comparable periods for the same reasons. As a result of these changes, losses in this segment decreased to $43,678 as compared to $70,342 for the three-month periods ended December 31, 2004 and 2003. Management expects to continue further cost reductions in this segment until new clients are obtained.

Reimbursement Solutions

Revenue decreased by $125,725 for the three-month period ended December 31, 2004  as compared to the three-month period ended December 31, 2003. The reduction was primarily due to completion of certain large non-recurring insurance follow-up projects in fiscal year 2004. In addition, we also discontinued our services on certain recurring outsourced work from existing clients due to financial difficulties experienced by such clients. New clients and projects were signed during the latter part of the quarter ended December 31, 2004. We expect the impact of these new clients and projects to occur in the months succeeding December 2004. Direct and indirect labor decreased $31,217 and $23,349, respectively, between the comparable three-month periods as a result of cost reduction initiatives predicated by the decrease in business volume in this segment.  Additionally, other operating expenses increased by $54,988 for the three-month period ended December 31, 2004 as compared to the same three-month period ended December 31, 2003 due to the additional provision for bad debts on accounts which proved to be uncollectible.  The changes in Net Fees and related expenses resulted in a decrease in contribution from this segment’s operations of approximately $126,147 during the comparable three-month periods ended December 31, 2004 and 2003.  We do not expect a significant increase in operating costs as a result of the aforementioned  new clients and projects.

Selling, General, and Administrative Expenses

Total payroll costs decreased by $5,634 during the three-month period ended December 31, 2004 as compared to December 31, 2003.  Non-payroll costs increased by $120,260 for the same comparable periods. The increase was a result of increases in professional fees and insurance related to third party liabilities.

Depreciation expense decreased by $13,100 for the three-month period  ended December 31, 2004 as compared to December 31, 2003, as more of the Company’s depreciable assets become fully depreciated. There were no significant additions to depreciable assets in the periods presented.  Net interest expense decreased by $9,935 for the three-month periods ended December 31, 2004 and 2003 due to lower interest rates prevailing during the current period. Income from rental operations increased by $21,388 for the comparable periods due to increases in the number of sub-lease tenants.

Liquidity and Capital Resources

Historically, we have financed our operations through cash flows generated by operations and borrowings from credit facilities that are in place.  Capital expenditures and investments in new technology have been primarily financed through non-cancelable capital leases, which expire at various times through fiscal year 2006. As of December 31, 2004, our net working capital deficit totaled $7,742,557 and shareholder deficit totaled $3,625,729.  The working capital deficit includes $3,318,997 of principal and accumulated interest that we owe on the debt held by FBR, who is also our largest shareholder and has provided funding to the Company in the past.  The Company’s cash balances are likely to be diminished during 2005 due to many factors, including the use of cash for operations, changes in working capital, capital expenditures, repayment of outstanding notes payable and related interest and other factors. The number of major receivable management contracts for the Company in 2005 is expected to be a little higher than 2004. However, implementation and installation costs of new contracts will negatively impact the Company’s cash balances. Despite these factors, the Company believes that available funds and cash flows expected to be generated by current operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its operating segments for at least the next twelve months. However, the Company will not have sufficient cash to repay non-operating liabilities (primarily the Notes Payable and Financing Obligations) and credit facilities that will be due during the next twelve months.

The Company will be required to consider other financing alternatives during the next twelve months or thereafter and the timing and extent of the Company’s activities will depend in part on future business developments, including any acquisitions or divestiture of business assets, any shortfall of cash flows generated by future operations in meeting the Company’s ongoing cash requirements, or any inability of the Company to renew or replace the current credit facility after its expiration in February 2006. Such financing alternatives could include selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling operating assets. Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company’s shareholders. As a component of the process of requesting any additional financing that may be required, management may approach FBR. However, there can be no assurance that such financing could be arranged on terms satisfactory to us or FBR, or at all.

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

Not Applicable

Item 3.           Defaults Upon Senior Securities

Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.           Other Information

Not Applicable

Item 6.           Exhibits and Reports on Form 8-K

31.1	CEO and Acting CFO Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and Acting CFO Certifications pursuant to 18 U.S.C. Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVCARE, INC.

Date:	February 14, 2005	By: /s/	Manuel Occiano
Manuel Occiano
Chief Executive Officer and
Acting Chief Financial Officer