Form 10QSB
period 2005-03-31
REVCARE INC
filed 2005-05-16
CIK 811510

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Issuer’s telephone number (714) 995—0627

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 13, 2005 the issuer had 21,526,909 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes ☐  No ☒

REVCARE, INC.

FORM 10-QSB

REVCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2005

(UNAUDITED)

ASSETS
Current assets:
Cash	$89,131
Restricted cash	1,279,707
Accounts receivable, net of allowance for doubtful accounts of $189,713	1,055,849
Prepaid expenses and other	347,584

Total current assets	2,772,271

Goodwill	6,865,293
Property and equipment, net	2,421,191
Note receivable from officer	100,000
Employee advances	90,000

Total assets	$12,248,755

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank overdraft	$3,976
Accounts payable	1,223,825
Accounts payable to a related party	49,042
Collections payable to customers	1,849,367
Accrued liabilities	1,317,743
Lines of credit	322,017
Notes payable	625,000
Current portion of notes payable to vendors	17,217
Current portion of capital lease obligations	94,891
Current portion of notes payable to related parties	4,656,487
Notes payable to Lighthouse	272,173
Current portion of financing obligation	396,881

Total current liabilities	10,828,619

Notes payable to vendors, less current portion	153,024
Capital lease obligations, less current portion	58,806
Notes payable to related parties, less current portion	280,616
Financing obligation, less current portion	4,741,561

Total liabilities	16,062,626

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS’ EQUITY (DEFICIT):
Series A convertible, redeemable preferred stock, $0.001 par value, stated at $2 liquidation preference per share, 5,000,000 shares authorized; 345,000 shares issued and outstanding	690,000
Common stock, $0.001 par value; 55,000,000 shares authorized; 21,526,909 shares issued and outstanding	21,520
Paid-in capital	10,658,282
Accumulated deficit	(15,133,673)
(3,763,871)
Less common stock in treasury at cost, 33,000 shares	(50,000)

Total shareholders’ equity (deficit)	(3,813,871)

$12,248,755

The accompanying notes are an integral part of this condensed consolidated financial statement.

REVCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

	2005	2004
REVENUES
Service fees	$3,634,491	$3,815,524
Sale of portfolio receivables	50,431	—
	3,684,922	3,815,524

OPERATING EXPENSES:
Salaries, wages and related benefits	1,901,309	2,197,161
Other operating expenses	537,769	527,860
Selling, general and administrative	1,460,329	1,428,290
Depreciation and amortization	149,550	188,903
	4,048,957	4,342,214
OPERATING LOSS	(364,035)	(526,690)
OTHER INCOME (EXPENSE):
Interest expense, net	(453,426)	(466,127)
Rental operations, net	49,078	40,191
	(404,348)	(425,936)

LOSS BEFORE INCOME TAXES	(768,383)	(952,626)
INCOME TAX PROVISION	—	—

NET LOSS	$(768,383)	$(952,626)

BASIC AND DILUTED LOSS PER SHARE:	$(0.04)	$(0.04)

Weighted average shares used in all calculations (basic and diluted)	21,526,909	21,526,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

	2005	2004
REVENUES
Service fees	$2,009,277	$1,850,886
Sale of portfolio receivables	13,431	—
	2,022,708	1,850,886

OPERATING EXPENSES:
Salaries, wages and related benefits	993,513	1,056,238
Other operating expenses	245,552	288,582
Selling, general and administrative	680,214	766,893
Depreciation and amortization	66,143	92,396
	1,985,422	2,204,109
OPERATING INCOME (LOSS)	37,286	(353,223)
OTHER INCOME (EXPENSE):
Interest expense, net	(227,390)	(230,156)
Rental operations, net	1,962	18,556
	(225,428)	(211,600)

LOSS BEFORE INCOME TAXES	(188,142)	(564,823)
INCOME TAX PROVISION	—	—

NET LOSS	$(188,142)	$(564,823)

BASIC AND DILUTED LOSS PER SHARE:	$(0.01)	$(0.03)

Weighted average shares used in all calculations (basic and diluted)	21,526,909	21,526,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(768,383)	$(952,626)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	149,550	188,903
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(90,588)	543,863
Decrease (increase) in prepaid expenses and other	30,922	(47,604)
Increase in accounts payable	108,365	396,889
Increase in accounts payable to a related party	731	23,256
(Decrease) increase in collections payable to customers	(24,814)	61,904
Increase (decrease) in accrued liabilities	379,290	(103,419)

Net cash (used in) provided by operating activities	(214,927)	111,166

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in restricted cash	52,951	5,891
Disposal (purchases) of property and equipment, net	300	(2,900)

Net cash provided by investing activities	53,251	2,991

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in balance of lines of credit	45,733	(355,953)
Proceeds from note payable from bank	—	300,000
Principal payments on notes payable to vendors	(16,697)	—
Principal payments on financing obligation	(191,066)	(181,677)
Increase in notes payable to Lighthouse	11,898	250,015
Proceeds from related party notes payable	257,049	150,000
Principal payments on notes payable from bank	—	(78,750)
Principal payments on related party notes payable	(83,423)	(150,000)
Principal payments on capital lease obligations	(23,408)	(47,835)
Decrease in bank overdraft	(14,087)	(2,876)

Net cash used in financing activities	(14,001)	(117,076)

NET DECREASE IN CASH	(175,677)	(2,919)

CASH, at beginning of period	264,808	125,737

CASH, at end of period	$89,131	$122,818

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest paid	$353,637	$234,182
Interest payable converted to debt	18,947	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

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

2.                                       Organization and Basis of Presentation

RevCare, Inc. (formerly known as Cypress Financial Services, Inc.) provides accounts receivable management, administration, and debt collection services primarily to health care providers and consumer credit issuers.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business.  The Company generated net losses of $2,034,380 for fiscal year 2004 and $768,383 and $188,142 for the six months and quarter ended March 31, 2005, respectively.  In addition, the Company had total shareholders’ deficit of $3,813,871 and a working capital deficit of $8,056,348 at March 31, 2005.  The working capital deficit includes $3,520,235 of principal and accumulated interest that the Company owes to its largest shareholder, FBR, which has provided funding to the Company in the past.  The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  The Company continues to initiate operational changes and seek financing transactions designed to meet the Company’s liquidity requirements.

Management believes that the recent losses are primarily attributable to a decrease in revenues from its service lines which exceeded significant decreases in operating costs.  The Company has lost more clients than it gained in 2005.  The Company’s cash balances may be diminished during 2005 due to many factors, including the use of cash for operations, changes in working capital, capital expenditures, repayment of outstanding notes payable and related interest and other factors. The number of major receivable management contracts for the Company in 2005 is expected to be a little higher than 2004 and we expect this trend to continue.  However, implementation and installation costs of new contracts will negatively impact the Company’s cash balances. Despite these factors, the Company believes that available funds and cash flows expected to be generated by current operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its operating segments for at least the next twelve months. However, the Company will not have sufficient cash to repay non-operating liabilities (primarily the Notes Payable and Financing Obligations) and credit facilities that will be due during the next twelve months.

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

ii.              Sale of Portfolio Receivables and Securitized Residual Interest

We previously purchased charged-off accounts receivable portfolios.  Collections from these portfolios represented a portion of our revenues.  Portions of these portfolios were also sold to provide additional revenues.  We discontinued purchasing these portfolios in 1999 and subsequent to September 30, 2001, we sold our remaining portfolios and assets included in the Company’s 1998 securitization.  The terms of the sale included an immediate payment of $300,000 and a contingency payment of up to $350,000. As of March 31, 2005, the Company has received additional consideration of $174,565 from the buyer for collections received through March 31, 2005 that were subject to the contingency payment.  The amount that was recognized as revenue on sale of portfolio receivables in the six and three-months ended March 31, 2005 was $50,431 and $13,431, respectively.  Additional receipt of contingent payments will be dependent upon the success of the buyer in its collections; therefore, we are unable to predict the timing of any additional payments.

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

The Company has generally improved the size and quality of its clients, which has reduced the level of write-offs over the last six months and quarter ended March 31, 2005. The financial condition of a potential client is reviewed to determine credit worthiness.  Should a potential client’s credit worthiness come into question, the Company has two options; either reject the engagement or accept the client as a “Net” remit client.  Under the “Net” remit option, the Company retains the portion of the collections that represent fees to the Company instead of remitting the entire amount collected and invoicing the client for the fees due.

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

For the year ended September 30, 2004, the Company recognized a goodwill impairment expense of $625,500 related to the Physician Services segment.  There were no goodwill impairment recorded in the six months and quarter ended March 31, 2005.

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

For the six and three months ended March 31, 2005 and 2004, the computations of basic and diluted EPS were as follows:

	Six months Ended March 31,
	2005	2004
Net loss	$(768,383)	$(952,626)
Net loss per share (basic and diluted)	$(0.04)	$(0.04)
Weighted average shares used in all calculations (basic and diluted)	21,526,909	21,526,909

	Three Months Ended March 31,
	2005	2004
Net loss	$(188,142)	$(564,823)
Net loss per share (basic and diluted)	$(0.01)	$(0.03)
Weighted average shares used in all calculations (basic and diluted)	21,526,909	21,526,909

For the periods presented there were no reconciling items in computing the basic and diluted EPS calculations for either the numerator or the denominator.

For the periods ended March 31, 2005 and 2004, the denominator in the diluted EPS computation was the same as the denominator for basic EPS due to the anti-dilutive effects of convertible preferred stock, warrants and stock options on the Company’s net loss.  As of March 31, 2005 and 2004, the Company had outstanding warrants, stock options and convertible preferred stock of 2,723,808 and 1,783,808 shares, respectively, that were anti-dilutive and excluded from the computation of dilutive EPS. Additionally, the computation of diluted net income per share excludes the effect of common stock issuable upon conversion of the Convertible Notes (Notes 5 and 6) since their inclusion would also have had an anti-dilutive effect.

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

m.              Stock Option Plan

As permitted under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue to account for its stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.”  Under APB 25, compensation expense is recognized over the vesting period based on the excess of the fair market value over the exercise price on the date of grant. It is the Company’s policy to issue options at fair market value or at a 10 percent premium over fair market value if the individual is a 10 percent or more shareholder.  Since the exercise price meets or exceeds fair market value, there is no compensation expense to be realized.

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

The Company has granted 3,489,708 options under the Plan, of which 1,510,900 have been forfeited. These options are issued at fair market value or at a 10 percent premium over fair market value if the individual is a 10 percent or more shareholder. All options granted expire ten years from the date of grant. At March 31, 2005, there were 1,271,192 additional shares available for grant under the Plan.

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

		Six Months Ended March 31,		Three Months Ended March 31,
		2005	2004	2005	2004
Net Loss: As Reported		$(768,383)	$(952,626)	$(188,142)	$(564,823)
Less expense recorded in net loss		—	—	—	—
Plus pro forma compensation expense		(656)	—	(328)	—

Net Loss:	Pro Forma	$(769,039)	$(952,626)	$(188,470)	$(564,823)

Basic EPS:	As Reported	$(0.04)	$(0.04)	$(0.01)	$(0.03)
	Pro Forma	$(0.04)	$(0.04)	$(0.01)	$(0.03)
Diluted EPS:	As Reported	$(0.04)	$(0.04)	$(0.01)	$(0.03)
	Pro Forma	$(0.04)	$(0.04)	$(0.01)	$(0.03)

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

o.                Reclassification

Certain amounts in the accompanying fiscal 2004 condensed consolidated financial statements have been reclassified to conform to the fiscal 2005 presentation.

4.                                       Property and Equipment

Property and equipment consists of the following at March 31, 2005:

Land	$866,575
Building	1,540,577
Equipment and furnishings	1,109,003

3,516,155
Less - Accumulated depreciation	(1,094,964)

$2,421,191

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

In conjunction with the acquisition of Orange County Professional Services, Inc. (OCPS) on August 14, 2000, the Company issued $3,675,000 of secured convertible promissory notes to shareholders and officers of OCPS, one of whom is still an employee of the Company as of March 31, 2005. These notes have been paid and/or amended since that time.  The remaining notes bear interest at the prime rate of interest charged by the Company’s lender per annum (5.75% at March 31, 2005) plus 4% payable on September 1, 2005, the maturity date of the notes.  The principal balance of these notes at March 31, 2005 was $1,780,412.

On September 28, 2001, the Company entered into a revolving line of credit agreement with two officers of the Company.  The agreement permits borrowings up to $350,000 at the bank reference (4.0% at June 30, 2004) rate plus one percent.  The line of credit is unsecured and expired in June 2004.  As of March 31, 2005, the Company had fully paid its borrowings on this line of credit.

As of March 31, 2005, the total principal balance of the Company’s borrowings from FBR Financial Services Partners, L.P. (FBR), was $3,135,487  under secured convertible notes payable agreements. The significant attributes of these notes include the following:

•                  The maturity date is September 1, 2005 on notes totaling $2,722,325.

•                  Interest rates on the notes is the prime rate charged by the Company’s lender (5.75% at March 31, 2005) plus 4% per annum payable on the maturity date.

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

On February 19, March 16, and December 29, 2004, and January 27, 2005, the Company entered into secured convertible notes payable agreements for $100,000, $50,000, $100,000 and $150,000, respectively, with FBR.  The notes bear interest at the prime rate, defined as the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks as recorded in the Wall Street Journal, (5.75% at March 31, 2005) plus four percent (4%), compounded quarterly.  The principal and all accrued interest are due on November 1, 2005, the maturity date of the notes. All or any portion of the unpaid principal balance and any accrued but unpaid interest outstanding under this Note may be converted (the “Optional Conversion”) at any time at the option of the Holder into fully paid and nonassessable shares of capital common stock of the Company (the “Stock”).  The number of shares of Stock into which this Note is to be converted shall be determined by dividing said unpaid principal balance and all accrued but unpaid interest by the Conversion Price.  The Conversion Price shall be calculated at the time of the Optional Conversion based on a Company valuation of 90% of 12 times the average prior 12 months monthly revenue prior to the Optional Conversion, the result will then be divided by the number of then outstanding shares on a fully converted basis.

The total interest expense on related party notes for the six-month period and quarter ended March 31, 2005 is $227,085 and $108,075, respectively.

The notes are secured by substantially all of the Company’s assets, including the shares in the Company’s subsidiary, Orange County Professional Services, Inc., pursuant to a security agreement.

6.                                       Notes Payable and Lines of Credit

On February 11, 2003, the Company entered into a secured line of credit, which provides borrowing up to $2,500,000 at the bank’s reference rate of prime (the minimum amount this can be according to the terms of the agreement is 4.25% at March 31, 2004) plus 2.5 percent. The line automatically renews upon the one-year anniversary of the execution, and shall continue to renew each subsequent year, unless earlier termination by either parties. The maximum amount we can borrow is contingent on and collateralized by qualified invoices, which will fluctuate from time to time depending on our business volume.  The outstanding balance on this line of credit at March 31, 2005 was $322,017, which was the maximum amount available to the Company under this line at that time.

In November 2003, the Company entered into a “Business Financing Modification Agreement” with Bridge bank whereby the Company borrowed $135,000.  The amount borrowed increased to $225,000 in January 2004 and the capacity to borrow was increased to $625,000 in February 2004.  The proceeds of the note were used for working capital.  The agreement, which bears interest at prime as published in the Wall Street Journal Western edition  (5.75% at March 31, 2005) plus 4.3%, required the Company to make 12 monthly principal and interest payments of $19,694 through February 2005.  Under the Agreement, $625,000 is guaranteed by FBR.  The cost to the Company for this guarantee is 8% of the total $625,000 or $50,000 due within 30 days of the end of the term of the note.  The draws under these agreements amortize over twelve months.   As of August 5, 2004, the Company signed a “Business Financing Modification Agreement” which allows the Company to advance the remaining balance of the $625,000  and only make interest payment each month.   The note is due on August 5, 2005.

On February 9, 2004 the Company entered into a secured convertible note payable agreement for $250,000 with the principal owner of Lighthouse.  The note bears interest at the prime rate, defined as the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks as recorded in the Wall Street Journal, (5.75% at March 31, 2005) plus four percent (4%), compounded quarterly.  The principal and all accrued interest are due on November 1, 2005, the maturity date of the note. All or any portion of the unpaid principal balance and any accrued but unpaid interest outstanding under this Note may be converted (the “Optional Conversion”) at any time at the option of the Holder into fully paid and nonassessable shares of capital common stock of the Company (the “Stock”).  The number of shares of Stock into which this Note is to be converted shall be determined by dividing said unpaid principal balance and all accrued but unpaid interest by the Conversion Price.  The Conversion Price shall be calculated at the time of the Optional Conversion based on a Company valuation of 90% of 12 times the average prior 12 months monthly revenue prior to the Optional Conversion, the result will then be divided by the number of then outstanding shares on a fully converted basis.

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

•    security deposits in the form of two irrevocable letters of credits totaling $1,050,000, $400,000 of which is subject to release if we satisfy specified conditions no sooner than 12 months from the date of the transaction, May 21, 2004, the “Initial Release Date”.  As of March 31, 2005, the Company did not meet the specified conditions.

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

8.                                       Income Taxes

Income tax expense for the periods presented is based on the estimated effective tax rate to be incurred for the year. Because certain items of income and expense are not recognized in the same year in the consolidated financial statements of the Company as in its Federal and California tax returns, deferred assets and liabilities are created. Due to the uncertainty of the Company’s ability to realize its deferred tax assets, a valuation allowance for the full amount of net deferred tax assets has been recorded at March 31, 2005.

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

Below is a summary of the operating information by segment for the six and three months ended March 31, 2005 and 2004, respectively.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. Certain assumptions are made concerning the allocations of costs between segments that may influence relative results, most notably, allocations of various types of technology, legal, recruiting and training costs. Management believes that the allocations utilized below are reasonable and consistent with the way it manages the business.

The following table summarizes the results of our reportable segments for the six months ended March 31, 2005 and 2004:

For the six months ended March 31, 2005:

	Recovery		Physician Services		Reimbursement Solutions		Total
Revenue	$2,217,763	100%	$417,257	100%	$1,049,902	100%	$3,684,922	100%
Direct Labor	682,827	31%	281,991	68%	505,967	48%	1,470,785	40%
Indirect Labor	248,698	11%	113,400	27%	68,426	7%	430,524	12%
Other Expenses	308,599	14%	119,453	28%	109,717	10%	537,769	14%
Total Expenses	1,240,124	56%	514,844	123%	684,110	65%	2,439,078	66%

	$977,639	44%	$(97,587)	-23%	$365,792	35%	$1,245,844	34%

Selling, general & administrative expenses							(1,460,329)	-40%

Depreciation & amortization							(149,550)	-4%

Operating loss							$(364,035)	-10%

For the six months ended March 31, 2004:

	Recovery		Physician Services		Reimbursement Solutions		Total
Revenue	$2,401,591	100%	$625,107	100%	$788,826	100%	$3,815,524	100%
Direct Labor	749,164	31%	467,321	74%	419,120	53%	1,635,605	43%
Indirect Labor	290,768	12%	135,819	22%	134,969	17%	561,556	15%
Other Expenses	350,625	15%	136,458	22%	40,777	5%	527,860	13%
Total Expenses	1,390,557	58%	739,598	118%	594,866	75%	2,725,021	71%

	$1,011,034	42%	$(114,491)	-18%	$193,960	25%	$1,090,503	29%

Selling, general & administrative expenses							(1,428,290)	-37%

Depreciation & amortization							(188,903)	-5%

Operating loss							$(526,690)	-13%

The following table summarizes the results of our reportable segments for the quarters ended March 31, 2005 and 2003:

For the three months ended March 31, 2005:

	Recovery		Physician Services		Reimbursement Solutions		Total
Revenue	$1,101,762	100%	$199,569	100%	$721,377	100%	$2,022,708	100%
Direct Labor	356,436	32%	131,644	66%	317,301	44%	805,381	40%
Indirect Labor	105,750	10%	63,231	32%	19,151	2%	188,132	9%
Other Expenses	147,132	13%	58,603	29%	39,817	6%	245,552	12%
Total Expenses	609,318	55%	253,478	127%	376,269	52%	1,239,065	61%

	$492,444	45%	$(53,909)	-27%	$345,108	48%	$783,643	39%
Selling, general & administrative expenses							(680,214)	-34%
Depreciation & amortization							(66,143)	-3%

Operating income							$37,286	2%

For the three months ended March 31, 2004:

	Recovery		Physician Services		Reimbursement Solutions		Total
Revenue	$1,234,576	100%	$281,734	100%	$334,576	100%	$1,850,886	100%
Direct Labor	392,739	32%	206,910	73%	199,237	59%	798,886	43%
Indirect Labor	145,683	12%	49,324	18%	62,345	19%	257,352	14%
Other Expenses	193,068	15%	69,649	25%	25,865	8%	288,582	16%
Total Expenses	731,490	59%	325,883	116%	287,447	86%	1,344,820	73%

	$503,086	41%	$(44,149)	-16%	$47,129	14%	$506,066	27%
Selling, general & administrative expenses							(766,893)	-41%
Depreciation & amortization							(92,396)	-5%

Operating loss							$(353,223)	-19%

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

c.               Employment Agreements - The Company has an employment agreement with its Senior Vice President - Sales which expires on September 1, 2005 (Note 11).

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

f.                   Other –  As discussed in Note 3, the practice of transferring funds collected on behalf of certain California-based delinquent debt clients to operating accounts or delay in remitting funds might be deemed a breach of the Company’s obligations. In July 2003, the Company reported that it has discontinued this practice and has taken steps to reduce the collections payable balance. The Company believes that a potential consequence of any such potential breach is that certain of our California-based delinquent debt collection clients may feel damaged and may request compensation. To the extent the Company is unable to reach an agreement with entities that request compensation, such entities may initiate legal efforts to pursue claims against the Company. In connection with the process to reduce the collections payable balance owed to certain of the Company’s California-based delinquent debt collection clients, the Company, as previously reported in 2003, began contacting those clients and started paying this obligation including any related interest. As of March 31, 2005, the Company has reached 568 of 720 of these former clients and paid amounts due to them including interest payments. As of March 31, 2005, we still have to notify and reimburse 196 clients for collections received on their behalf resulting from past practice. Accordingly, $1,059,081 is included in Collections Payable to Customers related to these former clients. This amount includes accrued interest of $99,030. We will continue to reimburse and pay interest on the amounts due to these former clients as funds are available. However, the Company cannot estimate at this time when all liabilities related to this matter can be paid in full.

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

11.         Subsequent Events

On April 15, 2005, the Company received the proceeds of a secured convertible demand note payable amounting to $400,000 entered into on April 08,  2005 with FBR. The note payable bears interest at the prime rate, defined as the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks as recorded in the Wall Street Journal, (5.75% at March 31, 2005) plus four percent (4%), compounded quarterly.  The principal and all accrued interest are due and payable five business days after the date declared due and payable in writing by the Holder or upon the occurrence of an Event of Default as defined like bankruptcy, incurrence of indebtedness as defined, or sale, merger or similar transaction of all or substantially all of the Company’s assets. All or any portion of the unpaid principal balance and any accrued but unpaid interest outstanding under this Note may be converted (the “Optional Conversion”) at any time at the option of the Holder into fully paid and nonassessable shares of capital common stock of the Company (the “Stock”).  The number of shares of Stock into which this Note is to be converted shall be determined by dividing said unpaid principal balance and all accrued but unpaid interest by the Conversion Price.  The Conversion Price shall be calculated at the time of the Optional Conversion based on a Company valuation of  90% of 12 times the average prior 12 months monthly revenue prior to the Optional Conversion, the result will then be divided by the number of then outstanding shares on a fully converted basis.

On April 29, 2005, RevCare, Inc. and two of its wholly owned subsidiaries, Orange County Professional Services, Inc. and Impact Seminars & Consulting, Inc., entered into an Exchange Agreement with Robert Perez, Barbara Perez and Impact Professional Services, LLC (collectively, the “Perez’s”) by which RevCare and its subsidiaries sold certain assets relating to operations in Hawaii and in exchange the Perez’s agreement to reduce the amount of debt owed by RevCare by $435,000 under an Amended and Restated Secured Convertible Promissory Note dated August 29, 2003 held by Robert Perez.  In addition to the Exchange Agreement, RevCare and its subsidiaries also entered into a Modification Agreement with respect to the aforementioned Note to effectuate the debt reduction, a one year Non-Competition Agreement not to compete for business with the Perez’s in Hawaii, and a one year Non-Solicitation Agreement by which the Perez’s will not solicit any customers of RevCare.  Upon the effectiveness of the transfer, our employment relationship with all of the employees of the Hawaii operation, including Mr. Robert Perez, was terminated.

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

Results of Operations:

Recovery Operations

Net Fees generated from collection activities on receivables that the Company manages on behalf of fee-for-service clients showed decreases of $183,828 and  $132,814 for the six-month period and quarter ended March 31, 2005, respectively as compared to the six-month period and quarter ended March 31, 2004. This decrease is attributable to the decrease of account inventory.  Direct Labor showed a decrease of $66,337 and $36,303 for the six and three-month periods ended March 31, 2005 as compared to the same periods ended March 31, 2004 due to the application of initiatives designed to reduce direct operating costs and improve employee productivity during the periods presented which include, among other initiatives, the utilization of offshore processes. Indirect Labor also decreased by $42,070 and $39,933 between the six and three-month periods ended March 31, 2005 as compared to the same periods ended March 31, 2004 for the same reasons. Total labor costs decreased by approximately $108,407 and $76,236 and operating costs decreased by  $42,026 and $45,936 between the comparable six-month periods and quarters, respectively. The changes in Net Fees and related expenses resulted in a decrease in contribution from this segment’s operations of approximately $33,395 and $10,642 during the comparable six-month periods and quarters ended March 31, 2005 and 2004.

Physician Services

Revenue received for services to physician service organizations decreased to $417,257 and $199,569 for the six-month period and quarter ended March 31, 2005, as compared to $625,107 and $281,734  the same periods in 2004, due primarily to the reduction in client base in this segment. There were no new contracts signed to replace the void. Accordingly, significant cost reductions were made resulting in a decrease in direct and indirect labor costs of $207,749 and $61,359 between the six-month periods and quarters ended March 31, 2005 and 2004, respectively.  Additionally, non-labor operating expenses decreased by $17,005 and $11,046, during the comparable periods for the same reasons. As a result of these changes, losses in this segment decreased to $97,587 as compared to $114,491 for the six-month periods ended March 31, 2005 and 2004.  For the quarters ended March 31, 2005 and 2004 loss from segment operations were $53,909 and $44,149, respectively.  Management expects to continue further cost reductions in this segment until new clients are obtained.

Reimbursement Solutions

Revenue increased by $261,076 and $386,801 for the six-month period and quarter ended March 31, 2005  as compared to the same period ended March 31, 2004. The increase was primarily due to new inventory of large non-recurring insurance follow-up projects in fiscal year 2005.  New clients and projects were also signed during the quarter ended March 31, 2005. We expect to see more revenues generated in the early part of the next quarter as a result of these new clients and projects.  Direct and indirect labor increased $20,304 and $74,870, respectively, between the comparable six-month periods and quarters as a result of increases in revenues. Additionally, other operating expenses increased by $68,940 for the six-month period and $13,952 for the quarter ended March 31, 2005 as compared to the same six-month period and quarter ended March 31, 2004 for the reasons discussed above.  The changes in Net Fees and related expenses resulted in an increase in contribution from this segment’s operations of approximately $171,832 and $297,979 during the comparable six-month periods and quarters ended March 31, 2005 and 2004.

Selling, General, and Administrative Expenses

Total payroll costs decreased by $13,436 and $7,803 during the six-month period and quarter ended March 31, 2005 as compared to March 31, 2004 as a result of continued implementation of cost reduction initiatives designed to improve the financial performance of the Company.   Non-payroll costs increased by $45,476  during the six-month period ended March 31, 2005 as compared to March 31, 2004 due to increases in professional fees.

Depreciation expense decreased by $39,353 and $26,253 for the six-month period and quarter ended March 31, 2005, respectively, as compared to March 31, 2004, as more of the Company’s depreciable assets become fully depreciated. There were no significant additions to depreciable assets in the periods presented. Amortization expense ceased completely due to adoption of SFAS No. 142. Net interest expense decreased by $12,701 and $2,766 for the six-month period and quarter ended March 31, 2005, respectively, as compared to March 31, 2004 due to lower interest rates prevailing during the current period. Income from rental operations remained consistent during the six month-period ended March 31, 2005 and March 31, 2004 but decreased by $16,594 during the comparable three-month periods due to non renewal by certain tenants of their leases.

Liquidity and Capital Resources

Historically, we have financed our operations through cash flows generated by operations and borrowings from credit facilities that are in place.  Capital expenditures and investments in new technology have been primarily financed through non-cancelable capital leases, which expire at various times through fiscal year 2006. As of March 31, 2005, our net working capital deficit totaled $8,056,348 and shareholder deficit totaled $3,813,871.  The working capital deficit includes $3,520,235 of principal and accumulated interest that we owe on the debt held by FBR, who is also our largest shareholder and has provided funding to the Company in the past.  The Company’s cash balances are likely to be diminished during 2005 due to many factors, including the use of cash for operations, changes in working capital, capital expenditures, repayment of outstanding notes payable and related interest and other factors. The number of major receivable management contracts for the Company in 2005 is expected to be a little higher than 2004. However, implementation and installation costs of new contracts will negatively impact the Company’s cash balances. Despite these factors, the Company believes that available funds and cash flows expected to be generated by current operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its operating segments for at least the next twelve months. However, the Company will not have sufficient cash to repay non-operating liabilities (primarily the Notes Payable and Financing Obligations) and credit facilities that will be due during the next twelve months.

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

REVCARE, INC.

Date:	May 13, 2005	By: /s/	Manuel Occiano
Manuel Occiano
Chief Executive Officer and
Acting Chief Financial Officer