Form 10QSB
period 2005-06-30
REVCARE INC
filed 2005-08-15
CIK 811510

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 15, 2005 the issuer had 21,526,909 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes ☐  No ☒

REVCARE, INC.

FORM 10-QSB

REVCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2005

(UNAUDITED)

ASSETS
Current assets:
Cash	$48,017
Restricted cash	1,137,080
Accounts receivable, net of allowance for doubtful accounts of $187,395	1,162,514
Prepaid expenses and other	511,785

Total current assets	2,859,396

Goodwill	6,219,501
Property and equipment, net	2,323,847
Note receivable from officer	100,000
Employee advances	90,000

Total assets	$11,592,744

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank overdraft	$15,205
Accounts payable	1,146,808
Collections payable to customers	1,780,689
Accrued liabilities	1,232,159
Lines of credit	547,511
Notes payable	1,598,641
Current portion of notes payable to vendors	18,817
Current portion of capital lease obligations	97,547
Current portion of notes payable to related parties	3,859,675
Notes payable to Lighthouse	278,807
Current portion of financing obligation	401,912

Total current liabilities	10,977,771

Notes payable to vendors, less current portion	145,806
Capital lease obligations, less current portion	39,131
Notes payable to related parties, less current portion	188,989
Financing obligation, less current portion	4,639,176

Total liabilities	15,990,873

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS’ EQUITY (DEFICIT):
Series A convertible, redeemable preferred stock, $0.001 par value, stated at $2 liquidation preference per share, 5,000,000 shares authorized; 345,000 shares issued and outstanding	690,000
Common stock, $0.001 par value; 55,000,000 shares authorized; 21,526,909 shares issued and outstanding	21,520
Paid-in capital	10,658,282
Accumulated deficit	(15,717,931)
(4,348,129)
Less common stock in treasury at cost, 33,000 shares	(50,000)

Total shareholders’ equity (deficit)	(4,398,129)

$11,592,744

The accompanying notes are an integral part of this condensed consolidated financial statement.

REVCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

	2005	2004
REVENUES
Service fees	$5,309,607	$5,549,259
Sale of portfolio receivables	50,431	111,134
	5,360,038	5,660,393

OPERATING EXPENSES:
Salaries, wages and related benefits	2,737,553	3,014,558
Other operating expenses	767,310	746,259
Selling, general and administrative	2,184,830	2,170,181
Depreciation and amortization	246,744	278,105
	5,936,437	6,209,103
OPERATING LOSS	(576,399)	(548,710)
OTHER INCOME (EXPENSE):
Interest expense, net	(738,194)	(632,348)
Rental operations, net	39,921	60,001
Other	—	10,575
	(698,273)	(561,772)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,274,672)	(1,110,482)

INCOME TAX PROVISION	—	—

LOSS FROM CONTINUING OPERATIONS	(1,274,672)	(1,110,482)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, (including loss from sale of Impact of $210,791 in 2005)	(77,969)	156,012

NET LOSS	$(1,352,641)	$(954,470)

BASIC AND DILUTED LOSS PER SHARE:
Loss from continuing operations	$(0.06)	$(0.05)
Loss from discontinued operations	(0.00)	0.01

Net loss	$(0.06)	$(0.04)

Weighted average shares used in all calculations (basic and diluted)	21,526,909	21,526,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

	2005	2004
REVENUES
Service fees	$1,954,784	$1,968,187
Sale of portfolio receivables	—	111,134
	1,954,784	2,079,321

OPERATING EXPENSES:
Salaries, wages and related benefits	942,464	918,863
Other operating expenses	282,840	253,798
Selling, general and administrative	724,501	741,891
Depreciation and amortization	97,194	89,203
	2,046,999	2,003,755
OPERATING INCOME (LOSS)	(92,215)	75,566
OTHER INCOME (EXPENSE):
Interest expense, net	(284,768)	(166,221)
Rental operations, net	(9,157)	19,810
Other	—	10,575
	(293,925)	(135,836)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(386,140)	(60,270)
INCOME TAX PROVISION	—	—

LOSS FROM CONTINUING OPERATIONS	(386,140)	(60,270)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, (including loss from sale of Impact of $210,791 in 2005)	(198,118)	58,426
NET LOSS	$(584,258)	$(1,844)

BASIC AND DILUTED LOSS PER SHARE:
Loss from continuing operations	$(0.02)	$(0.00)
Loss from discontinued operations	(0.01)	0.00
Net loss	$(0.03)	$(0.00)

Weighted average shares used in all calculations (basic and diluted)	21,526,909	21,526,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,352,641)	$(954,470)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	246,744	278,105
Sale of portfolio receivables	—	(32,097)
Loss form sale of Impact	210,791	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(197,253)	475,914
Increase in prepaid expenses and other	(133,279)	(99,323)
Increase in accounts payable	31,348	384,617
(Decrease) increase in accounts payable to a related party	(48,311)	13,972
Decrease in collections payable to customers	(93,492)	(121,967)
Decrease in notes receivables	—	39,139
Increase in accrued liabilities	503,527	8,476

Net cash used in operating activities	(832,566)	(7,634)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in restricted cash	195,578	133,044
Sale of property and equipment, net	450	2,903

Net cash provided by investing activities	196,028	135,947

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in balance of lines of credit	271,227	(283,149)
Proceeds from note payable from bank	—	780,015
Principal payments on notes payable to vendors	(22,315)	—
Principal payments on notes payable from bank	—	(135,000)
Principal payments on financing obligation	(288,420)	(275,848)
Proceeds from related party notes payable	650,000	150,000
Principal payments on related party notes	(147,460)	(225,000)
Principal payments on capital lease obligations	(40,427)	(62,517)
Decrease in bank overdraft	(2,858)	(6,979)

Net cash provided by (used in) financing activities	419,747	(58,478)

NET (DECREASE) INCREASE IN CASH	(216,791)	69,835

CASH, at beginning of period	264,808	125,737

CASH, at end of period	$48,017	$195,572

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest paid	$595,341	$340,748
Interest payable converted to debt	$33,452	$8,062
Debt and accrued interest reduction from sale of Impact	$435,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business.  The Company generated net losses of $2,034,380 for fiscal year 2004 and $1,352,641 and $584,258 for the nine months and quarter ended June 30, 2005, respectively.  In addition, the Company had total shareholders’ deficit of $4,398,129 and a working capital deficit of $8,118,375 at June 30, 2005.  The working capital deficit includes $4,008,648 of principal and accumulated interest that the Company owes to its largest shareholder, FBR, which has provided funding to the Company in the past.  The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  The Company continues to initiate operational changes and seek financing transactions designed to meet the Company’s liquidity requirements.

Management believes that the recent losses are primarily attributable to a decrease in revenues from its service lines, which exceeded significant decreases in operating costs.  The Company has lost more clients than it gained in 2005.  The Company’s cash balances may be diminished during 2005 due to many factors, including the use of cash for operations, changes in working capital, capital expenditures, repayment of outstanding notes payable and related interest and other factors. The number of major receivable management contracts for the Company in 2005 is expected to be a little higher than 2004 and we expect this trend to continue.  However, implementation and installation costs of new contracts will negatively impact the Company’s cash balances. Despite these factors, the Company believes that available funds and cash flows expected to be generated by current operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its operating segments for at least the next twelve months. However, the Company will not have sufficient cash to repay non-operating liabilities (primarily the Notes Payable and Financing Obligations) and credit facilities that will be due during the next twelve months.

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

ii.    Sale of Portfolio Receivables and Securitized Residual Interest

We previously purchased charged-off accounts receivable portfolios.  Collections from these portfolios represented a portion of our revenues.  Portions of these portfolios were also sold to provide additional revenues.  We discontinued purchasing these portfolios in 1999 and subsequent to September 30, 2001, we sold our remaining portfolios and assets included in the Company’s 1998 securitization.  The terms of the sale included an immediate payment of $300,000 and a contingency payment of up to $350,000. As of June 30, 2005, the Company has received additional consideration of $174,565 from the buyer for collections received through June 30, 2005 that were subject to the contingency payment.  The amount that was recognized as revenue on sale of portfolio receivables in the nine and three-months ended June 30, 2005 was $50,431 and $0, respectively.  Additional receipt of contingent payments will be dependent upon the success of the buyer in its collections; therefore, we are unable to predict the timing of any additional payments.

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

The Company has generally improved the size and quality of its clients, which has reduced the level of write-offs over the last nine months and quarter ended June 30, 2005. The financial condition of a potential client is reviewed to determine credit worthiness.  Should a potential client’s credit worthiness come into question, the Company has two options; either reject the engagement or accept the client as a “Net” remit client.  Under the “Net” remit option, the Company retains the portion of the collections that represent fees to the Company instead of remitting the entire amount collected and invoicing the client for the fees due.

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

i.       Restricted Cash

Restricted cash is primarily comprised of cash in clients’ trust accounts, lease deposits and funds from related party borrowing restricted for privatization costs. As a condition of our lease agreement dated May 21, 2003, we initially set aside $1,050,000 in a restricted account to collateralize the letters of credit used as deposits to the subsequent lease of the property.  During the quarter ended June 30, 2005, $400,000 of this initial deposit was refunded to the Company and reduced the deposit to $650,000 (see Note 7).

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

For the year ended September 30, 2004, the Company recognized a goodwill impairment expense of $625,500 related to the Physician Services segment.  There were no goodwill impairment recorded in the nine months and quarter ended June 30, 2005.

As part of the exchange agreement between the Company and Impact Professional Services, LLC (see Note 5), the goodwill account was reduced by the portion allocable to the Hawaii operation in the amount of $645,791.

k.     Loss Per Share

The Company reports basic and diluted earnings (loss) per share (EPS) in accordance with SFAS No. 128. Basic EPS is computed by dividing losses available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed by adding to the weighted average number of shares the dilutive effect of common stock equivalents, if any.

For the nine and three months ended June 30, 2005 and 2004, the computations of basic and diluted EPS were as follows:

	Nine Months Ended June 30,
	2005	2004

LOSS FROM CONTINUING OPERATIONS	$(1,274,672)	$(1,110,482)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, (including loss from sale of Impact of $210,791 in 2005)	(77,969)	156,012

Net loss	$(1,352,641)	$(954,470)

BASIC AND DILUTED LOSS PER SHARE:
Loss from continuing operations	$(0.06)	$(0.05)
Loss from discontinued operations	$(0.00)	$0.01
Net loss	$(0.06)	$(0.04)

Weighted average shares used in all calculations (basic and diluted)	21,526,909	21,526,909

	Three Months Ended June 30,
	2005	2004

LOSS FROM CONTINUING OPERATIONS	$(386,140)	$(60,270)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, (including loss from sale of Impact of $210,791 in 2005)	(198,118)	58,426
Net loss	$(584,258)	$(1,844)

BASIC AND DILUTED LOSS PER SHARE:
Loss from continuing operations	$(0.02)	$(0.00)
Loss from discontinued operations	$(0.01)	$0.00
Net loss	$(0.03)	$(0.00)

Weighted average shares used in all calculations (basic and diluted)	21,526,909	21,526,909

For the periods presented there were no reconciling items in computing the basic and diluted EPS calculations for either the numerator or the denominator.

For the periods ended June 30, 2005 and 2004, the denominator in the diluted EPS computation was the same as the denominator for basic EPS due to the anti-dilutive effects of convertible preferred stock, warrants and stock options on the Company’s weighted average shares outstanding.  As of June 30, 2005 and 2004, the Company had outstanding warrants, stock options and convertible preferred stock of 2,723,808 and 2,779,908 shares, respectively, that were anti-dilutive and excluded from the computation of dilutive EPS. Additionally, the computation of diluted net income (loss) per share excludes the effect of common stock issuable upon conversion of the Convertible Notes (Notes 5 and 6) since their inclusion would also have had an anti-dilutive effect.

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

m.  Stock Option Plan

As permitted under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue to account for its stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.”  Under APB 25, compensation expense is recognized over the vesting period based on the excess of the fair market value over the exercise price on the date of grant. It is the Company’s policy to issue options at fair market value or at a 10 percent premium over fair market value if the individual is a 10 percent or more shareholder.  Since the exercise price meets or exceeds fair market value, there is no compensation expense to be recorded.

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

The Company has granted 3,489,708 options under the Plan, of which 1,510,900 have been forfeited. These options are issued at fair market value or at a 10 percent premium over fair market value if the individual is a 10 percent or more shareholder. All options granted expire ten years from the date of grant. At June 30, 2005, there were 1,271,192 additional shares available for grant under the Plan.

During fiscal year 2004, the Company granted 1,000,000 options to certain employees at an exercise price of $0.50 per share.  No compensation expense was recorded.

The fair value of each option grant is estimated on the date of grant using the Black Scholes Option Pricing Model with the following assumptions in 2005 and 2004: weighted average risk-free interest rate of 3.4 and 5.1 percent; a weighted average volatility of 93.5 and 354.9 percent; an expected life of 5 and 5 years respectively; and no expected dividend yield. Under the accounting provisions of SFAS No. 123, the proforma impact to Net Loss and Earnings Per Share is as follows:

		Nine months Ended June 30,		Three Months Ended June 30,
		2005	2004	2005	2004
Net Loss:	As Reported	$(1,352,641)	$(954,470)	$(584,258)	$(1,844)
Less expense recorded in net loss		—	—	—	—
Plus pro forma compensation expense		(984)	—	(328)	—

Net Loss:	Pro Forma	$(1,353,625)	$(954,470)	$(584,586)	$(1,844)

Basic EPS:	As Reported	$(0.06)	$(0.04)	$(0.03)	$(0.00)
	Pro Forma	$(0.06)	$(0.04)	$(0.03)	$(0.00)
Diluted EPS:	As Reported	$(0.06)	$(0.04)	$(0.03)	$(0.00)
	Pro Forma	$(0.06)	$(0.04)	$(0.03)	$(0.00)

n.     Recent Accounting Pronouncements

The FASB has issued Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” — an interpretation of Accounting Research Bulletin (“ARB”) No. 51.  This Interpretation defines a variable interest entity and provides that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise.  Furthermore, the FASB indicates that the voting interest approach of ARB No. 51 is not effective in identifying controlling financial interests in entities that are not controllable through voting interest or in which the equity investors do not bear the residual economic risk.  This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  As a result of the issuance of FASB Staff Position FIN 46-6 “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” FIN 46 applies at the end of the interim or annual period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  Management adopted this Interpretation effective the end of the three months ended December 31, 2003, which did not have a material effect upon the Company’s consolidated financial statements.

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

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS No. 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a “restatement”. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on the Company’s financial statements.

o.     Reclassification

Certain amounts in the accompanying fiscal 2004 condensed consolidated financial statements have been reclassified to conform to the fiscal 2005 presentation.

4.             Property and Equipment

Property and equipment consists of the following at June 30, 2005:

Land	$866,575
Building	1,540,577
Equipment and furnishings	1,108,853

3,516,005
Less - Accumulated depreciation	(1,192,158)

$2,323,847

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

In conjunction with the acquisition of Orange County Professional Services, Inc. (OCPS) on August 14, 2000, the Company issued $3,675,000 of secured convertible promissory notes to shareholders and officers of OCPS. These notes have been paid and/or amended since that time.  The remaining notes bear interest at the prime rate of interest charged by the Company’s lender per annum (6.25% at June 30, 2005) plus 4% payable between September 1, 2005 and September 30, 2006, the maturity dates of the notes.  The principal balance of these notes was $1,478,948, of which $973,641 was owed to an unrelated party as of June 30, 2005.

On April 29, 2005, RevCare, Inc. and two of its wholly owned subsidiaries, Orange County Professional Services, Inc. and Impact Seminars & Consulting, Inc., entered into an Exchange Agreement with Robert Perez, Barbara Perez and Impact Professional Services, LLC (collectively, the “Perez’s”) by which RevCare and its subsidiaries sold certain assets relating to operations in Hawaii and in exchange for the Perez’s agreement to reduce the amount of debt and unpaid interest owed by RevCare by $435,000 under the Amended and Restated Secured Convertible Promissory Note dated August 29, 2003 held by Robert Perez.  In addition to the Exchange Agreement, RevCare and its subsidiaries also entered into a Modification Agreement with respect to the aforementioned Note to effectuate the debt reduction, a one year Non-Competition Agreement not to compete for business with the Perez’s in Hawaii, and a one year Non-Solicitation Agreement by which the Perez’s will not solicit any customers of RevCare.  Upon the effectiveness of the transfer, our employment relationship with all of the employees of the Hawaii operation, including Mr. Robert Perez, was terminated.

On September 28, 2001, the Company entered into a revolving line of credit agreement with two officers of the Company.  The agreement permits borrowings up to $350,000 at the bank reference (4.0% at June 30, 2004) rate plus one percent.  The line of credit is unsecured and expired in June 2004.  As of June 30, 2005, the Company had fully paid its borrowings on this line of credit.

As of June 30, 2005, the total principal balance of the Company’s borrowings from FBR Financial Services Partners, L.P. (FBR), was $3,543,358 under secured convertible notes payable agreements. The significant attributes of these notes include the following:

•      The maturity date is September 1, 2005 on notes totaling $2,722,325.

•      Interest rates on the notes is the prime rate charged by the Company’s lender (6.25% at June 30, 2005) plus 4% per annum payable on the maturity date.

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

On February 19, March 16, and December 29, 2004, and January 27, 2005, the Company entered into secured convertible notes payable agreements for $100,000, $50,000, $100,000 and $150,000, respectively, with FBR.  The notes bear interest at the prime rate, defined as the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks as recorded in the Wall Street Journal, (6.25% at June 30, 2005) plus four percent (4%), compounded quarterly.  The principal and all accrued interest are due on November 1, 2005, the maturity date of the notes. All or any portion of the unpaid principal balance and any accrued but unpaid interest outstanding under this Note may be converted (the “Optional Conversion”) at any time at the option of the Holder into fully paid and nonassessable shares of capital common stock of the Company (the “Stock”).  The number of shares of Stock into which this Note is to be converted shall be determined by dividing said unpaid principal balance and all accrued but unpaid interest by the Conversion Price.  The Conversion Price shall be calculated at the time of the Optional Conversion based on a Company valuation of 90% of 12 times the average prior 12 months monthly revenue prior to the Optional Conversion, the result will then be divided by the number of then outstanding shares on a fully converted basis.

On April 15, 2005, the Company received the proceeds of a secured convertible demand note payable amounting to $400,000 entered into on April 08,  2005 with FBR. The note payable bears interest at the prime rate, defined as the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks as recorded in the Wall Street Journal, (6.25% at June 30, 2005) plus four percent (4%), compounded quarterly.  The principal and all accrued interest are due and payable five business days after the date declared due and payable in writing by the Holder or upon the occurrence of an Event of Default as defined like bankruptcy, incurrence of indebtedness as defined, or sale, merger or similar transaction of all or substantially all of the Company’s assets. All or any portion of the unpaid principal balance and any accrued but unpaid interest outstanding under this Note may be converted (the “Optional Conversion”) at any time at the option of the Holder into fully paid and nonassessable shares of capital common stock of the Company (the “Stock”).  The number of shares of Stock into which this Note is to be converted shall be determined by dividing said unpaid principal balance and all accrued but unpaid interest by the Conversion Price.  The Conversion Price shall be calculated at the time of the Optional Conversion based on a Company valuation of 90% of 12 times the average prior 12 months monthly revenue prior to the Optional Conversion, the result will then be divided by the number of then outstanding shares on a fully converted basis.  The proceeds from the Note are restricted for expenditures related to the Company’s privatization effort.

The total interest expense on related party notes for the nine-month period and quarter ended June 30, 2005 is $319,949 and $105,019, respectively.

The notes are secured by substantially all of the Company’s assets, including the shares in the Company’s subsidiary, Orange County Professional Services, Inc., pursuant to a security agreement.

6.             Notes Payable and Lines of Credit

On February 11, 2003, the Company entered into a secured line of credit, which provides borrowing up to $2,500,000 at the bank’s reference rate of prime (the minimum amount this can be according to the terms of the agreement is 4.25% at March 31, 2004) plus 2.5 percent. The line automatically renews upon the one-year anniversary of the execution, and shall continue to renew each subsequent year, unless earlier termination by either parties. The maximum amount we can borrow is contingent on and collateralized by qualified invoices, which will fluctuate from time to time depending on our business volume.  The outstanding balance on this line of credit at June 30, 2005 was $547,511, which was the maximum amount available to the Company under this line at that time.

In November 2003, the Company entered into a “Business Financing Modification Agreement” with Bridge bank whereby the Company borrowed $135,000.  The amount borrowed increased to $225,000 in January 2004 and the capacity to borrow was increased to $625,000 in February 2004.  The proceeds of the note were used for working capital.  The agreement, which bears interest at prime as published in the Wall Street Journal Western edition (6.25% at June 30, 2005) plus 4.3%, required the Company to make 12 monthly principal and interest payments of $19,694 through February 2005.  Under the Agreement, $625,000 is guaranteed by FBR.  The cost to the Company for this guarantee is 8% of the total $625,000 or $50,000 due within 30 days of the end of the term of the note.  The draws under these agreements amortize over twelve months.   As of August 5, 2004, the Company signed a “Business Financing Modification Agreement” which allows the Company to advance the remaining balance of the $625,000  and only make interest payment each month.   The note is originally due on August 5, 2005, but the term was extended to November 5, 2005 (Note 11).

On February 9, 2004 the Company entered into a secured convertible note payable agreement for $250,000 with the principal owner of Lighthouse.  The note bears interest at the prime rate, defined as the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks as recorded in the Wall Street Journal, (6.25% at June 30, 2005) plus four percent (4%), compounded quarterly.  The principal and all accrued interest are due on November 1, 2005, the maturity date of the note. All or any portion of the unpaid principal balance and any accrued but unpaid interest outstanding under this Note may be converted (the “Optional Conversion”) at any time at the option of the Holder into fully paid and nonassessable shares of capital common stock of the Company (the “Stock”).  The number of shares of Stock into which this Note is to be converted shall be determined by dividing said unpaid principal balance and all accrued but unpaid interest by the Conversion Price.  The Conversion Price shall be calculated at the time of the Optional Conversion based on a Company valuation of 90% of 12 times the average prior 12 months monthly revenue prior to the Optional Conversion, the result will then be divided by the number of then outstanding shares on a fully converted basis.

7.             Sale and Leaseback of Building

On May 21, 2003, the Company’s wholly owned subsidiary, Medical Control Services, Inc. (MCI), which held title to our corporate facility completed the sale of the property to SCP Park Meadows, LLC (SCP).  On that same date, the Company entered into a Lease Agreement dated May 21, 2003 with SCP (the “Lease”). The net proceeds from the sale of the property, after paying off the existing mortgage on the property and paying commissions and expenses and depositing $1,050,000 to a restricted account to collateralize the letters of credit used as rent deposits related to the subsequent lease of the property, equaled $1,352,361. The security deposit was reduced to $650,000 during the quarter after the owner refunded $400,000 to the Company.  The transaction was accounted for as a financing transaction with no gain or loss recorded and the proceeds recorded as a liability.  The Lease provides, among other things, all of the following:

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

• security deposits in the form of two irrevocable letters of credits totaling $1,050,000, $400,000 of which is subject to release if we satisfy specified conditions no sooner than 12 months from the date of the transaction, May 21, 2004, the “Initial Release Date”.  As of June 30, 2005, the Company negotiated the release of this $400,000.

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

8.             Income Taxes

Income tax expense for the periods presented is based on the estimated effective tax rate to be incurred for the year. Because certain items of income and expense are not recognized in the same year in the consolidated financial statements of the Company as in its Federal and California tax returns, deferred assets and liabilities are created. Due to the uncertainty of the Company’s ability to realize its deferred tax assets, a valuation allowance for the full amount of net deferred tax assets has been recorded at June 30, 2005.

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

Below is a summary of the operating information by segment for the six and three months ended June 30, 2005 and 2004,

respectively.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. Certain assumptions are made concerning the allocations of costs between segments that may influence relative results, most notably, allocations of various types of technology, legal, recruiting and training costs. Management believes that the allocations utilized below are reasonable and consistent with the way it manages the business.

The following table summarizes the results of our reportable segments for the nine months ended June 30, 2005 and 2004:

For the nine months ended June 30, 2005:

	Recovery		Physician Services		Reimburse-ment Solutions		Total
Revenue	$2,810,750	100%	$608,948	100%	$1,940,340	100%	$5,360,038	100%
Direct Labor	880,383	31%	420,299	69%	858,611	44%	2,159,293	40%
Indirect Labor	318,342	11%	168,553	28%	91,365	5%	578,260	11%
Other Expenses	372,985	14%	190,243	31%	204,082	10%	767,310	14%
Total Expenses	1,571,710	56%	779,095	128%	1,154,058	59%	3,504,863	65%

	$1,239,040	44%	$(170,147)	-28%	$786,282	41%	$1,855,175	35%

Selling, general & administrative expenses							(2,184,830)	-41%

Depreciation & amortization							(246,744)	-5%

Operating loss							$(576,399)	-11%

For the nine months ended June 30, 2004:

	Recovery		Physician Services		Reimburse-ment Solutions		Total
Revenue	$3,590,225	100%	$879,020	100%	$1,191,148	100%	$5,660,393	100%
Direct Labor	1,030,744	29%	653,617	75%	601,796	51%	2,286,157	40%
Indirect Labor	375,367	10%	177,047	20%	175,987	15%	728,401	13%
Other Expenses	466,332	13%	214,171	24%	65,756	5%	746,259	13%
Total Expenses	1,872,443	52%	1,044,835	119%	843,539	71%	3,760,817	66%

	$1,717,782	48%	$(165,815)	-19%	$347,609	29%	$1,899,576	34%

Selling, general & dministrative expenses							(2,170,181)	-38%

Depreciation & amortization							(278,105)	-5%

Operating loss							$(548,710)	-10%

The following table summarizes the results of our reportable segments for the quarters ended June 30, 2005 and 2004

For the three months ended June 30, 2005:

	Recovery		Physician Services		Reimburse-ment Solutions		Total
Revenue	$872,655	100%	$191,691	100%	$890,438	100%	$1,954,784	100%
Direct Labor	273,075	31%	138,308	72%	352,644	40%	764,027	39%
Indirect Labor	100,345	11%	55,153	29%	22,939	3%	178,437	9%
Other Expenses	117,685	14%	70,790	37%	94,365	10%	282,840	15%
Total Expenses	491,105	56%	264,251	138%	469,948	53%	1,225,304	63%

	$381,550	44%	$(72,560)	-38%	$420,490	47%	$729,480	37%

Selling, general & administrative expenses							(724,501)	-37%
Depreciation & amortization							(97,194)	-5%

Operating loss							$(92,215)	-5%

For the three months ended June 30, 2004:

	Recovery		Physician Services		Reimburse-ment Solutions		Total
Revenue	$1,423,086	100%	$253,913	100%	$402,322	100%	$2,079,321	100%
Direct Labor	344,555	25%	186,296	73%	182,676	45%	713,527	34%
Indirect Labor	123,090	9%	41,228	16%	41,018	10%	205,336	10%
Other Expenses	151,106	11%	77,713	31%	24,979	6%	253,798	12%
Total Expenses	618,751	44%	305,237	120%	248,673	62%	1,172,661	56%

	$804,335	56%	$(51,324)	-20%	$153,649	38%	$906,660	44%

Selling, general & administrative expenses							(741,891)	-36%
Depreciation & amortization							(89,203)	-4%

Operating income							$75,566	4%

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

f.      Other –  As discussed in Note 3, the practice of transferring funds collected on behalf of certain California-based delinquent debt clients to operating accounts or delay in remitting funds might be deemed a breach of the Company’s obligations. In July 2003, the Company reported that it has discontinued this practice and has taken steps to reduce the collections payable balance. The Company believes that a potential consequence of any such potential breach is that certain of our California-based delinquent debt collection clients may feel damaged and may request compensation. To the extent the Company is unable to reach an agreement with entities that request compensation, such entities may initiate legal efforts to pursue claims against the Company. In connection with the process to reduce the collections payable balance owed to certain of the Company’s California-based delinquent debt collection clients, the Company, as previously reported in 2003, began contacting those clients and started paying this obligation including any related interest. As of June 30, 2005, the Company has reached 601 of 720 of these former clients and paid amounts due to them including interest payments. As of June 30, 2005, we still have to notify and reimburse 119 clients for collections received on their behalf resulting from past practice. Accordingly, $1,056,217 is included in Collections Payable to Customers related to these former clients. This amount includes accrued interest of $108,417. We will continue to reimburse and pay interest on the amounts due to these former clients as funds are available. However, the Company cannot estimate at this time when all liabilities related to this matter can be paid in full.

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

11.  Business Disposition

On April 29, 2005, RevCare, Inc. and two of its wholly owned subsidiaries, Orange County Professional Services, Inc. and Impact Seminars & Consulting, Inc., entered into an Exchange Agreement with Robert Perez, Barbara Perez and Impact Professional Services, LLC (collectively, the “Perez’s”) by which RevCare and its subsidiaries sold certain assets relating to operations in Hawaii .  Pursuant to the terms of the Exchange Agreement, Impact Professional Services, Inc. and the Perez’s have acquired substantially all of the assets of the Hawaii operations.  This operation provides collection services on behalf of fee for service clients located mostly in Hawaii.

In connection with the disposition, the Company wrote off the remaining goodwill attributable to this operation of $645,791, derecognized the $435,000 amount payable to Mr. Perez, and recognized a loss of $210,791.  The results of operations attributable to the Hawaii Business have been shown as discontinued operations for the nine-month period and quarter ended June 30, 2005.

The following table summarizes the results of operations for the nine and three months ended June 30, 2005 and 2004:

	For the nine months ended June 30, 2005		For the three months ended June 30, 2005

Revenue	$319,127	100%	$39,459	100%
Direct Labor	89,543	28%	14,024	36%
Indirect Labor	34,555	11%	3,854	10%
Other Expenses	62,207	19%	8,908	22%
Total Expenses	186,305	58%	26,786	68%

Operating income	$132,822	42%	$12,673	32%

	For the nine months ended June 30, 2004		For the three months ended June 30, 2004

Revenue	$365,293	100%	$130,842	100%
Direct Labor	103,809	28%	40,834	31%
Indirect Labor	52,780	15%	14,289	11%
Other Expenses	52,692	14%	17,293	13%
Total Expenses	209,281	57%	72,416	55%

Operating income	$156,012	43%	$58,426	45%

12.   Subsequent Event

On August 2, 2005, the Company signed an extension of the term of the note payable to Bridge Bank for $625,000 (see Note 6).  The note was originally due on August 5, 2005, but was extended by 90 days until November 5, 2005.  All the other terms and conditions of the note remain the same.

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

Results of Operations:

Recovery Operations

Net Fees generated from collection activities on receivables that the Company manages on behalf of fee-for-service clients showed decreases of $779,475 and $550,431 for the nine-month period and quarter ended June 30, 2005, respectively as compared to the nine-month period and quarter ended June 30, 2004. This decrease is attributable to the decrease of account inventory.  Direct Labor showed a decrease of $150,361 and $71,480 for the nine and three-month periods ended June 30, 2005 as compared to the same periods ended June 30, 2004 due to the application of initiatives designed to reduce direct operating costs and improve employee productivity during the periods presented which include, among other initiatives, the utilization of offshore processes. Indirect Labor also decreased by $57,025 and $22,745 between the nine and three-month periods ended June 30, 2005 as compared to the same periods ended June 30, 2004 for the same reasons. Total operating costs decreased by $300,733 and $127,646 between the comparable nine-month periods and quarters, respectively. The changes in Net Fees and related expenses resulted in a decrease in contribution from this segment’s operations of approximately $478,742 and $422,785 during the comparable nine-month periods and quarters ended June 30, 2005 and 2004.

Physician Services

Revenue received for services to physician service organizations decreased to $608,948 and $191,691 for the nine-month period and quarter ended June 30, 2005, as compared to $879,020 and $253,913 for the same periods in 2004, due primarily to the reduction in client base in this segment. There were no new contracts signed to replace the void. Accordingly, significant cost reductions were made resulting in a decrease in direct and indirect labor costs of $241,812 and $34,063 between the nine-month periods and quarters ended June 30, 2005 and 2004, respectively.  Additionally, non-labor operating expenses decreased by $23,928 and $6,923, during the comparable periods for the same reasons. Losses in this segment increased to $170,147 as compared to $165,815 for the nine-month periods ended June 30, 2005 and 2004.  For the quarters ended June 30, 2005 and 2004 loss from segment operations were $72,560 and $51,324, respectively.  Management expects to continue further cost reductions in this segment until new clients are obtained.

Reimbursement Solutions

Revenue increased by $749,192 and $488,116 for the nine-month period and quarter ended June 30, 2005  as compared to the same period ended June 30, 2004. The increase was primarily due to new inventory of large non-recurring insurance follow-up projects in fiscal year 2005.  New clients and projects were also signed during the quarter ended June 30, 2005. We expect to see more revenues generated in the later part of the next quarter as a result of these new clients and projects.  Direct and indirect labor increased $172,193 and $151,889, respectively, between the comparable nine-month periods and quarters as a result of increases in revenues. Additionally, other operating expenses increased by $138,326 for the nine-month period and $69,386 for the quarter ended June 30, 2005 as compared to the same nine-month period and quarter ended June 30, 2004 for the reasons discussed above.  The changes in Net Fees and related expenses resulted in an increase in contribution from this segment’s operations of approximately $438,673 and $266,841 during the comparable nine-month periods and quarters ended June 30, 2005 and 2004.

Selling, General, and Administrative Expenses

Total payroll costs decreased by $41,012 and $27,576 during the nine-month period and quarter ended June 30, 2005 as compared to June 30, 2004 as a result of continued implementation of cost reduction initiatives designed to improve the financial performance of the Company.   Non-payroll costs increased by $55,662  during the nine-month period ended June 30, 2005 as compared to June 30, 2004 due to increases in professional fees and privatization costs.

Depreciation expense decreased by $31,361 for the nine-month period ended June 30, 2005 as compared to June 30, 2004, as more of the Company’s depreciable assets become fully depreciated.  There were no significant additions to depreciable assets in the periods presented. Amortization expense ceased completely due to adoption of SFAS No. 142. Net interest expense increased by $105,845 and $118,546 for the nine-month period and quarter ended June 30, 2005, respectively, as compared to June 30, 2004 due to rising interest rates prevailing during the current period. Income from rental operations decreased by $20,080 and $28,967 during the nine month-period and quarter ended June 30, 2005 as compared to June 30, 2004 due to increase in real property taxes.

Liquidity and Capital Resources

Historically, we have financed our operations through cash flows generated by operations and borrowings from credit facilities that are in place.  Capital expenditures and investments in new technology have been primarily financed through non-cancelable capital leases, which expire at various times through fiscal year 2015. As of June 30, 2005, our net working capital deficit totaled $8,118,375 and shareholder deficit totaled $4,398,129.  The working capital deficit includes $4,008,648 of principal and accumulated interest that we owe on the debt held by FBR, who is also our largest shareholder and has provided funding to the Company in the past.  The Company’s cash balances are likely to be diminished during 2005 due to many factors, including the use of cash for operations, changes in working capital, capital expenditures, repayment of outstanding notes payable and related interest and other factors. The number of major receivable management contracts for the Company in 2005 is expected to be a little higher than 2004. However, implementation and installation costs of new contracts will negatively impact the Company’s cash balances. Despite these factors, the Company believes that available funds and cash flows expected to be generated by current operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its operating segments for at least the next twelve months. However, the Company will not have sufficient cash to repay non-operating liabilities (primarily the Notes Payable and Financing Obligations) and credit facilities that will be due during the next twelve months.

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

We have entered into a non-binding letter of intent with Lighthouse Partners Solutions, Inc. (“Lighthouse”), by which Lighthouse or an affiliate of Lighthouse known as Equicare Capital Partners, LLC would invest $4,500,000 in equity capital in Revcare after the Reverse Stock Split has occurred.  We are indebted to an affiliate of Lighthouse under a note of $250,000 made on February 9, 2004  which carries interest at the prime rate plus 4%.  Robert Tam, a principal of Lighthouse, and other principals of Lighthouse are invested in a company which provides us with call center and other outsourcing services.

The Lighthouse non-binding offer is conditioned upon the Company completing a Reverse Stock Split and completing a going-private transaction, and upon an exchange by FBR, our majority stockholder, of $1,972,571 in debt owed by the Company to FBR for new shares of Common Stock.  As of June 30, 2005, we owed FBR $4,008,648 in principal and accumulated interest for past funding of our working capital needs and as payment for a guarantee of our indebtedness that FBR has provided to our senior secured lender.  On April 8, 2005, FBR loaned us an additional $400,000 to fund in part the anticipated costs and expenses of the proposed Reverse Stock Split.

Although there can be no assurances that Lighthouse will contractually commit to make its investments in us following a Reverse Stock Split, FBR has advised us that it intends to vote in favor of a Reverse Stock Split in part due to its belief that the Company cannot attract the necessary working capital to fund our operations, or to pay down debt, unless the Company goes private.  FBR has advised us that it presently intends to vote in favor of a Reverse Stock Split depending upon whether Lighthouse continues to express its intent to make an investment in us following the Reverse Stock Split.

Discontinued Operations

On April 29, 2005, RevCare, Inc. and two of its wholly owned subsidiaries, Orange County Professional Services, Inc. and Impact Seminars & Consulting, Inc., entered into an Exchange Agreement with Robert Perez, Barbara Perez and Impact Professional Services, LLC (collectively, the “Perez’s”) by which RevCare and its subsidiaries sold certain assets relating to operations in Hawaii .  Pursuant to the terms of the Exchange Agreement, Impact Professional Services, Inc. and the Perez’s have acquired substantially all of the assets of the Hawaii operations.  This operation provides collection services on behalf of fee for service clients located mostly in Hawaii.

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

REVCARE, INC.

Date:	August 15, 2005	By:	/s/	Manuel Occiano
Manuel Occiano
Chief Executive Officer and
Acting Chief Financial Officer